Form 10-K
period 2023-12-31
MOHAWK INDUSTRIES INC
filed 2024-02-23
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

01-13697
(Commission File Number)

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (52,771,634 shares) on July 1, 2023 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $5,443,921,763. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 21, 2024: 63,696,446 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders-Part III.

PART I

Item 1.Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-K refer to Mohawk Industries, Inc.

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Decortiles®, Durkan®, Eliane®, Elizabeth®, Feltex®, Godfrey Hirst®, IVC Commercial®, IVC Home®, Karastan®, Kerama Marazzi®, Marazzi®, Moduleo®, Mohawk®, Pergo®, Quick-Step®, Unilin® and Vitromex®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Australia, Brazil, Canada, Europe, Malaysia, Mexico, New Zealand, Russia, the United Kingdom and the United States. The Company had annual net sales in 2023 of $11.1 billion. Approximately 50% of this amount was generated by sales in the United States and approximately 50% was generated by sales outside the United States. The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2023 net sales representing 39%, 34% and 27%, respectively, of the Company’s total revenue. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 18, Segment Reporting.

Global Ceramic designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction. In addition, Global Ceramic manufactures, sources and distributes other products, including natural stone, porcelain slabs and quartz countertops, as well as installation materials. Global Ceramic markets and distributes its products under various brands, including the following:  American Olean®, Daltile®, Decortiles®, Eliane®, Elizabeth®, EmilGroup®, KAI®, Kerama Marazzi®, Marazzi®, Ragno® and Vitromex®. The Segment sells its products through home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Global Ceramic operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile and countertops.

Flooring NA designs, manufactures, sources, distributes and markets a broad range of floor covering products in a variety of colors, textures and patterns for both residential and commercial remodeling and new construction channels. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, laminate, medium-density fiberboard (“MDF”), wood flooring, LVT and sheet vinyl. Flooring NA markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan®, Foss®, IVC®, Karastan®, Mohawk, Mohawk Group®, Mohawk Home®, Pergo®, Portico® and Quick-Step®. The Segment sells its products through floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA operations are vertically integrated from the production of raw material to the manufacturing and distribution of the Segment’s product lines.

Flooring ROW designs, manufactures, sources, distributes and markets a wide variety of laminate, LVT and sheet vinyl, wood flooring, broadloom carpet and carpet tile collections used in residential and commercial markets for both remodeling and new construction. In addition, Flooring ROW manufactures roofing panels, insulation boards, mezzanine flooring, MDF and chipboards primarily for the European market. The Segment also licenses certain patents related to flooring manufacturing throughout the world. The Segment markets and distributes its products under various brands, including the following: Feltex®, GH Commercial®, Godfrey Hirst®, Hycraft®, IVC Commercial®, IVC Home®, Lentex®, Leoline®, Moduleo®, Pergo®, Quick-Step®, Redbook® and Unilin®. The Segment sells its products through floor retailers, wholesalers, home centers, Company-operated distributors, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW operations are vertically integrated from the production of raw material to the manufacturing and distribution of the Segment’s product lines.

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

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing tools and programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Europe, Latin America and Australasia, as well as to export products to approximately 170 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe, similar advantages have supported market leadership in ceramic tile, premium laminate and sheet vinyl. The Company also has established a strong position in the fast-growing LVT market in the U.S. and Europe following the 2015 acquisition of IVC and subsequent investments to expand capacity and align the product offering with market trends. The 2018 acquisition of Godfrey Hirst provided the Company with the largest market position in carpet in Australasia to complement the leading hard surface presence that the Company had grown through its earlier acquisitions of national distributors in both Australia and New Zealand. In 2018, the Company acquired Eliane, a leading ceramic tile manufacturer in Brazil, the world’s third largest ceramic market. The Eliane brand is highly regarded for innovative design and strength in high-end porcelain floor and wall tile. In 2023, the Company further expanded its presence in Brazil through the acquisition of Elizabeth Revestimentos, a leading Brazilian ceramic tile business with four manufacturing facilities strategically located throughout Brazil. In 2023, the Company also acquired Vitromex, a leading Mexican ceramic tile business with four manufacturing facilities strategically located throughout Mexico, further solidifying the Company’s position in the Mexico ceramic tile market.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has pioneered an innovative ceramic tile technology called StepWise™ that is infused into our top-quality porcelain tile to significantly improve slip resistance. Given the frequent use of ceramic tile in kitchens and baths, the Company has also introduced numerous collections featuring antimicrobial treatment that becomes a permanent part of the product. In Italy and Russia, the Company manufactures large-scale porcelain slabs that can replicate the look of natural stone but are harder and more durable. In addition to satisfying demand for their domestic markets, porcelain slabs produced in Europe are also exported to North America, where along with the Company’s quartz countertop and natural stone slab offerings they provide customers with a comprehensive array of surface options. In carpet, the Company’s unique Air.o™ unified soft surface collection integrates a polyester pad into tufted polyester carpet, offering consumers a hypoallergenic and moisture-resistant alternative to traditional carpet. The Company has also launched an innovative carpet backing called Recover™ that is hypoallergenic, latex and VOC free and is easier to install and seam. The Company’s proprietary fiber technologies include SmartStrand® and its brand extensions, which are made in part with annually renewable plant-based materials and were the first super-soft stain-resistant products on the market as well as the patented Continuum™ process that adds bulk and softness to polyester fiber, differentiating the Company’s products in this fast-growing component of the carpet market. These fiber advantages have been extended into the Company’s rug production, as well, adding luxurious feel and performance enhancements to the Company’s design leadership. In laminate, the Company’s patented Uniclic® installation technology revolutionized the category and has been adapted into the LVT and wood categories, as well. The Company continues to deliver new innovations such as unique HydroSeal™ water-resistance that has extended the laminate category into kitchens and baths, more realistic visuals with GenuEdge® pressed bevel edges and surface embossing in register that precisely recreates the appearance of wood. As consumer preference for water-proof flooring has increased, the Company has introduced a propriety technology called WetProtect™ that makes the joints of installed laminate and LVT water tight and prevents liquid spills from reaching the subfloor. This technology has been uniquely applied to wood flooring with UltraWood™, which also features an advanced waterproof finish in addition to improved scratch, wear and dent resistance, and to PureTech™, a new sustainable alternative to waterproof flooring that includes 70% recycled content and is free from PVC plastic. The Company’s vinyl offerings reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that create more realistic visuals. To complement the beauty of its LVT collections, the Company has also enhanced the performance of its premium rigid products with a solid stone-plastic composite core and an enhanced lacquer finish to provide a dent proof, scratch resistant surface that can withstand today’s active family homes.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. The Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading their product offerings, expanding their distribution and improving their productivity. Forbes has designated Mohawk as one of the Best Large U.S. Employers and Training magazine ranked the Company’s training and development programs among the best for more than fifteen years.

Sustainability

Mohawk’s sustainability strategy is founded on three pillars: Better for People, Better for the Planet, and Better for Performance. Through the Better for People pillar, the Company focuses on employee engagement, health and well-being, workforce development, a Zero-Harm Workplace and community engagement initiatives. Highlights of this pillar include Mohawk Group’s ArtLifting partnership working with artists with disabilities to include their designs in commercial flooring collections, and an extensive internal training initiative from the plant floor to the C-suite. In the U.S. and Mexico, the Company operates on-site, near-site or virtual Healthy Life Centers to assist employees and their eligible family members with management of chronic conditions as well as treatment of acute illness. Through the Better for the Planet pillar, Mohawk focuses on a climate-positive future through energy conservation, water restoration and product circularity, including waste reduction and responsible sourcing. The Company uses extensive recycled content in many of its products, including transforming billions of discarded plastic bottles annually to create polyester carpet fiber and millions of pounds of tires annually to produce decorative crumb rubber mats. The Company also produces energy through solar panels, windmills and a waste-to-energy program using scrap wood material. Through the Better for Performance pillar, the Company focuses on sustainability initiatives, ethics, data security and privacy, including creating and maintaining sustainability-related policies. The sustainability section of Mohawk’s corporate website sets forth the Company’s initiatives with respect to these pillars and is updated throughout each year but is not incorporated into this document.

Sales and Distribution

Global Ceramic

Global Ceramic designs, markets, manufactures, distributes and sources a broad line of ceramic tile, porcelain tile and natural stone products, including natural stone, porcelain slabs and quartz countertops. Products are distributed through various channels, including home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. The business is organized with dedicated sales forces to address the specific customer needs of each distribution channel.

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

Global Ceramic markets its products under the American Olean, Daltile, Decortiles, Eliane, Elizabeth, EmilGroup, KAI, Kerama Marazzi, Marazzi, Ragno and Vitromex brand names. These brands are supported by a fully integrated marketing program, displays, merchandising boards, literature, catalogs and websites. Innovative design, quality and response to changes in customer preference enhance recognition in the marketplace. The Company is focused on sales growth opportunities through innovative products and programs in both the residential and commercial channels for both remodeling and new construction.

Global Ceramic utilizes various distribution methods including regional distribution centers, service centers, direct shipping and customer pick-up from Company facilities. The Segment’s sales forces are organized by product type and sales channels in order to best serve each type of customer. The Company believes its distribution methods for Global Ceramic provide high-quality customer service and enhance its ability to plan and manage inventory requirements.

Flooring NA

Through Flooring NA, the Company designs, markets, manufactures, distributes and sources broadloom carpet, carpet tile, carpet pad, rugs, laminate, LVT, sheet vinyl and wood flooring in a broad range of colors, textures and patterns. Flooring NA positions product lines in all price ranges and emphasizes quality, style, performance and service. Flooring NA markets and distributes its product lines to floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to customers focused on residential products represent a significant portion of the total industry and the majority of the Segment’s sales.

The Company has positioned its brand names across all price ranges. Karastan, Foss, Mohawk, Mohawk Home, Pergo, Portico and Quick-Step are positioned to sell in the residential flooring markets. Aladdin Commercial and Mohawk Group are positioned to sell in the commercial market, which is made up of corporate office space, educational facilities, institutional facilities, healthcare/assisted living facilities and retail space. The Company also sells into the commercial hospitality space (hotels, restaurants, gaming facilities, etc.) under its Durkan brand.
The Segment’s sales forces are generally organized by sales channels to best serve each type of customer. Product delivery to independent dealers is facilitated predominantly on Mohawk trucks operating from a strategically positioned national network of warehouses and cross-docks that receive inbound product directly from the Company’s manufacturing operations.

Flooring ROW

Flooring ROW designs, markets, manufactures, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet and carpet tile. It also designs, manufactures, markets and distributes roofing panels, insulation boards, MDF, chipboards, decorative surfaces and mezzanine floors. Products are sold through separate distribution channels, consisting of floor retailers, wholesalers, home centers, Company-operated distributors, residential builders, independent distributors, commercial contractors and commercial end users. The business is organized to address the specific customer needs of each distribution channel.

Flooring ROW markets and sells laminate, LVT, sheet vinyl, broadloom carpet, carpet tile and wood under the Feltex, GH Commercial, Godfrey Hirst, Hycraft, IVC Commercial, IVC Home, Lentex, Leoline, Moduleo, Pergo, Quick-Step and Redbook brands. Flooring ROW also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, in Europe, Flooring ROW markets and sells insulation boards and roof panels under the Unilin Insulation brand and MDF chipboards and high-pressure laminate (HPL) panels under the Unilin Panels brand. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

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

In North America, the Company actively supports well known programs such as Susan G. Komen® (breast cancer research), Habitat for Humanity® (housing for low income families), Operation Finally Home® (housing for disabled veterans), water.org® (accessibility to clean, safe water), ArtLifting® (opportunities for artists with disabilities and financial instability) and PlasticBank® (recovering and recycling plastic waste from oceans), which include marketing partnerships that showcase the Company’s products and highlight its corporate values. The Company also sponsors a European cycling team to promote its Quick-Step brand through logo placements and use of the team in its advertising and point-of-sale displays.

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

The Segment is also vertically integrated with significant manufacturing assets that produce laminate flooring, high density fiber board, wood flooring, fiberglass sheet vinyl and luxury vinyl tile. Flooring NA continues to invest in capital expenditures, such as the expansion of the Company’s North American LVT and premium laminate manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.
Flooring ROW

The Company’s laminate flooring manufacturing operations in Europe are vertically integrated. The Company believes Flooring ROW has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, Flooring ROW has significant manufacturing capability for wood flooring, LVT and sheet vinyl. The 2018 acquisition of Godfrey Hirst established vertically integrated broadloom carpet and carpet tile operations in Australia and New Zealand, including the production of wool yarn. Flooring ROW is also vertically integrated in carpet manufacturing, including tufting, weaving, dyeing, coating and finishing.

Flooring ROW continues to invest in capital expenditures such as LVT, utilizing the latest advances in technologies to increase manufacturing capacity, improve efficiency and develop new capabilities including state-of-the-art, fully integrated production that will leverage the Company’s proven record of bringing innovative and high-quality products to its markets. The manufacturing facilities for roofing panels, insulation boards, MDF and chipboards in Flooring ROW are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

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

Flooring NA

The principal raw materials used in the production of carpet and rugs are polyester, triexta, nylon, polypropylene, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum-based. The Company uses wood chips, wood veneers, lumber, paper and resins in its production of laminate and wood products. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and polyvinyl chloride (PVC) resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its raw materials from major suppliers that provide inputs to each major product category. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. The market for raw materials is sensitive to temporary disruptions.

Flooring ROW

The principal raw materials used in the production of boards, laminate and wood flooring are wood, paper and resins. The wood suppliers provide a variety of wood species, providing the Company with a cost-effective and secure supply of raw material. In its vinyl flooring operations, the Company uses glass fiber, plasticizers and PVC resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company has long-standing relationships with a number of suppliers. The principal raw materials used in the production of broadloom carpet and carpet tile are wool, polyester, triexta, nylon, polypropylene, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum-based. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. The market for raw materials is sensitive to temporary disruptions.

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2022, the U.S. floor covering industry reported $37.6 billion in sales, up approximately 7.5% over 2021’s sales of $35.0 billion. In 2022, the primary categories of flooring in the U.S., based on sales, were carpet and rugs (33.7%), resilient consisting of LVT, sheet vinyl and various other resilient categories (32.7%), ceramic tile (12.7%), wood (12.1%), stone (5.7%) and laminate (3.2%). In 2022, the primary categories of flooring in the U.S., based on square feet sold, were resilient consisting of LVT, sheet vinyl and various other resilient categories (39.3%), carpet and rugs (38.6%), ceramic tile (12.0%), wood (5.4%), laminate (3.3%) and stone (1.4%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

The principal methods of competition within the floor covering industry generally are product innovation, style, quality, price, performance technology and service. In each of the markets, price and market coverage are particularly important when competing among product lines. The Company actively seeks to differentiate its products in the marketplace by introducing innovative products with premium features that provide a superior value proposition. The Company’s investments in manufacturing technology, computer systems and distribution networks, as well as the Company’s marketing strategies and resources, contribute to its ability to compete on the basis of performance, quality, style and service, rather than price.

Global Ceramic

Globally, the ceramic tile industry is significantly fragmented. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their cost, design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions; however, most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2022, the estimated global capacity for ceramic tile was 180 billion square feet – down 9.7% from the prior year primarily due to inflation, an energy crisis and slowing demand for flooring in the second half of 2022 – with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels. The Company believes it is the largest manufacturer, distributor and marketer of ceramic tile in the world. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including the U.S., Europe and Russia, as well as maintaining leading positions in the Mexican and Brazilian markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories.

Flooring NA

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences, supply chain disruptions and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2022, the U.S. flooring industry had carpet and rug sales of approximately $12.7 billion out of the overall $37.6 billion market. Based on its 2022 net sales, the Company believes it is the largest producer of rugs and the second largest producer of carpet in the world. The Company differentiates its carpet and rug products in the marketplace through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the oldest and best-known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the U.S., as well as the producer of the industry’s first waterproof wood flooring. The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The U.S. resilient industry is highly competitive, and according to industry publications, grew more than 17.4% in 2022. Based on industry publications, in 2022, LVT, sheet vinyl and other various resilient categories generated sales of $12.3 billion out of the $37.6 billion total U.S. flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the U.S. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability. The Company has expanded its resilient product portfolio to include a renewable polymer core (RPC) category that is a PVC-free alternative to traditional resilient products while maintaining waterproof capabilities and exceeding the scratch resistance of traditional LVT.

Flooring ROW

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. In wood flooring, the Company has extended the strength of its well-known laminate brands and its installation technologies to add value to its wood collections. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the acquisitions of Xtratherm and of

Ballytherm, the Company has extended its insulation business to the United Kingdom and Ireland while expanding sales in its core Benelux Region. The Company also expanded its European wood panels business by acquiring German-based Berghoef and Otto Schneider (mezzanine flooring) and French-based Panneaux De Corrèze (MDF). The Company also extended its sheet vinyl business with the acquisition of Polish-based Lentex.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Decortiles, Durkan, Eliane, Elizabeth, EmilGroup, Feltex, Foss, Godfrey Hirst, IVC Commercial, IVC Home, Karastan, Kerama Marazzi, Lentex, Leoline, Marazzi, Moduleo, Mohawk, Mohawk Group, Mohawk Home, Pergo, Quick-Step and Unilin. These trademarks reflect innovations in design, performance and installation, which represent competitive advantages and provide differentiation from competing brands in the market.

Flooring ROW owns a number of patent families in Europe and the U.S., some of which the Company licenses to manufacturers throughout the world. The Company continues to explore additional opportunities to generate revenue from its patent portfolio.

Major Customers

During 2023, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Human Capital

The Company’s management team recognizes the importance of its employees to the Company’s overall long-term success. The Company prioritizes its employees by focusing on a number of human capital objectives, including recruitment, development, engagement and retention, and safety, health and well-being.

The Company’s talent development initiatives center on the education, exposure and experience of its employees, and the Company’s commitment to diversity. The Company prioritizes the development of early-in-career minority talent to build and expand future generations of minority leadership. The Company is also dedicated to building community partnerships and leveraging its employer brand to yield an applicant pool that reflects the diversity of the communities in which the Company operates. The Company remains committed to promoting all aspects of diversity, equity and inclusion in its hiring practices and talent development framework.

The Company is dedicated to creating a working environment that is free from hazards, promoting employee well‑being and prioritizing safety at every level. The Company fosters a collaborative partnership with its employees to uphold safe and secure workplaces across the globe. Each of the Company’s business segments prioritizes enhancement of safety measures within their respective facilities, with a heightened focus on equipment maintenance, machine guards and peer‑to‑peer feedback. By consolidating safety data from all business segments, the Company calculates its corporate recordable incident rate, which serves as a key indicator of our overall safety performance.

As of December 31, 2023, the Company employed approximately 43,300 persons, consisting of approximately 17,100 in the United States and Canada, approximately 14,900 in Europe and approximately 11,300 in other countries. The majority of the Company’s European manufacturing employees are members of unions. The Company has not experienced any major strikes or work stoppages in recent years and believes that its relations with its employees are good.

Governmental Regulations

As a global manufacturing company, the Company's operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection, international trade, data privacy, tax, consumer protection, government contracts, climate change and others. The Company is subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which it has operations or otherwise does business. The Company believes that it is in compliance, in all material respects, with presently applicable laws and regulations.

The Company complies with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, the Company has established and is following its own standards, consistent with the Company’s commitment to environmental responsibility. These compliance requirements align with the Company’s focus on sustainability initiatives. The Company believes that it is in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which the Company has manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or the Company’s competitive position during 2023 and is not expected to be material in 2024.

Available Information

The Company’s Internet address is https://www.mohawkind.com. The Company makes available the following reports it files on its website, free of charge, under the heading “Investors”:

•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K; and
•amendments to the foregoing reports.

The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to the Securities and Exchange Commission (“SEC”). In addition to our website, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

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

Downturns in the U.S. and global economies negatively impact the floor covering industry and the Company’s business. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes, which is how the Company derives a majority of its sales. Likewise, new home construction - and the corresponding need for new flooring materials - tends to slow during recessionary periods. Cyclical economic downturns have caused, and could continue to cause, the industry to soften globally or in the local markets in which the Company operates. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

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

The Company’s international activities are significant to its manufacturing capacity, revenues and profits; and the Company continues to expand internationally through acquisitions, construction of new manufacturing operations and investments in existing ones. Currently, Flooring ROW has significant operations in Europe, Russia, Brazil, Malaysia, Australia and New Zealand and Global Ceramic has significant operations in Brazil, Europe, Russia and Mexico. In addition, the Company sources raw materials and finished goods from multiple international locations.

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
•work stoppages and labor shortages;
•disruptions in the shipping of imported and exported products;
•government price controls;
•extended payment terms and the inability to collect accounts receivable;
•potential difficulties repatriating cash from non-U.S. subsidiaries;
•compliance with laws governing international relations and trade, including those U.S. and European Union laws that relate to sanctions and corruption; and
•supply chain disruption or price escalations for oil, natural gas and other raw materials due to regional conflict.

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to address the foregoing risks effectively in each location where the Company does business, and therefore that the foregoing factors will not have a material adverse effect on the Company’s business.

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

As a result of ongoing Russian military actions in Ukraine, the Company has experienced and may continue to experience supply chain disruption of raw materials sourced from Ukraine, as well as other materials and spare parts needed in the Company’s operations if alternative sources identified in other countries cannot fulfill these needs. The Company can also be impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals, which were among the broader consequences of Russia’s actions in the initial year of the conflict. In addition, the United States, the European Union and other governments have imposed and extended sanctions on certain individuals and financial institutions and have proposed to use broader economic sanctions. Since first quarter 2022, the Company has suspended new investments in Russia.

The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted. Any future consequences of the conflict, including additional economic sanctions, may result in an adverse effect on the Company’s Russian operations, which represented approximately 4% of net sales for the year ended December 31, 2023. The Company continues to monitor the potential impacts on its business and the ancillary impacts that the conflict may have on its other global operations.

Business and Operational Risks

The Company may be unable to predict customer preferences or demand accurately, or to respond effectively to technological developments.

The Company operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design, product category and technical features. Failure to quickly and effectively respond to changing customer demand or technological developments could have a material adverse effect on the business.

In addition, the rapid development of new technologies such as artificial intelligence, as well as other technologies in the future that are not foreseen today, continue to transform the markets within which the Company operates. In order to remain competitive, the Company will need to adapt to and integrate new technologies into its current and future operations, and also guard against existing and new competitors disrupting its business using such technologies. There can be no assurance that the Company will continue to compete effectively with its industry peers due to technological changes, which could result in a material adverse effect on the Company's business and results of operations.

In periods of rising costs, the Company may be unable to pass raw materials, labor, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company’s business.

The supply and prices of raw materials, labor, energy and fuel-related costs, including those related to oil and natural gas, are subject to market conditions and are impacted by many factors beyond the Company’s control, including geopolitical conflict (such as the ongoing conflict in the Middle East and Russian military actions in Ukraine), pandemics (such as the COVID-19 pandemic), labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, inflation and increased demand, among other factors. Although the Company generally attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business has been and may be materially affected.

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet and rug business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring businesses and panels business; and glass fiber, plasticizers, and pvc resins, which are used in the Company’s sheet vinyl and luxury vinyl tile businesses. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. A material temporary or long-term adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such a supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, the Company’s ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs, global trade uncertainties and international crises, such as ongoing geopolitical conflict. For example, the Russian invasion of Ukraine resulted in supply chain disruption of raw materials sourced from Ukraine (primarily clay) in fiscal 2022, and the ongoing conflict in the Middle East may result in an escalation of oil and petroleum-based chemical prices as well as the introduction of sanctions or transportation barriers, which could impact the Company’s operations. An extended interruption in the supply of sourced products or raw materials used in the Company’s business or in the supply of suitable substitute materials or products could disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products, enter new markets and improve operating efficiencies.  The Company has historically made significant capital investments each year and will continue to make capital investments in future periods, including approximately $480 million of capital investments in 2024. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital expenditures will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect its revenues and profitability.

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

The Company is subject to increasingly numerous and complex laws, regulations and licensing requirements in each of the jurisdictions in which the Company conducts business. In addition, new laws and regulations may be enacted in the U.S. or abroad, the compliance with which may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis.

In particular, the Company’s operations are subject to various environmental, social, and health and safety laws and regulations, including those governing air emissions, wastewater discharges, and the use, storage, treatment, recycling and disposal of materials and finished products, and other sustainability related matters. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company may incur material costs in order to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, certain aspects of the Company’s operations and supply chain have become, and are expected to become increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards related to climate change. Many governing bodies have introduced additional due diligence and disclosure requirements addressing sustainability that the Company expects will apply to its operations and supply chain in the coming years, such as California’s Climate Corporate Data Accountability Act in the United States and the Corporate Sustainability Reporting Directive in the European Union.

Also, the Company’s manufacturing facilities may become subject to further limitations on emissions due to public policy concerns regarding climate change or other environmental or health and safety concerns. Because the Company’s manufacturing processes use a significant amount of energy, especially natural gas, the imposition of greenhouse gas emissions limitations, such as a “cap-and-trade” system, could require the Company to increase its capital expenditures, use its cash to acquire emission credits or restructure its manufacturing operations, any of which could have a material adverse effect on its business.

Failure to attain certain sustainability targets and goals could have a material adverse effect on the Company's business.

The Company has established strategies, goals and targets related to climate change and other sustainability matters. The Company’s ability to achieve any such strategies, goals or targets depends on a number of factors, including, but not limited to, evolving regulatory standards, changes in carbon markets, consumer demand for low-carbon and sustainable products, technological developments, the conduct of third-party manufacturers and suppliers, climate change-related impacts, and raw material and supply chain disruptions. Actual or perceived failures or delays in achieving strategies, goals and targets related to climate change and other environmental matters could adversely affect the Company’s operations and market competitiveness, and result in reputational harm and increased risk of litigation.

The Company’s business operations could suffer significant losses from climate change, natural disasters, catastrophes, fire, pandemics or other unexpected events.

Many of the Company’s business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornados, hurricanes and earthquakes, or by fire, pandemics or other unexpected events. Specifically, altered weather conditions associated with climate change may impact the Company’s ability to operate certain manufacturing facilities and could also limit general residential or commercial construction activity, which in turn could adversely impact consumer demand for the Company’s products. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on its business.

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

In addition, the Company, both itself and through third party business partners, collects and processes proprietary, personal, confidential and sensitive data, which may include information about customers, employees, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally. If the Company does not effectively manage the resources necessary to sustain and protect an appropriate information technology infrastructure, or does not effectively implement system upgrades in a timely manner, the Company’s business or financial results could be negatively impacted.

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

The Company’s business employs information technology systems that allow for the secure storage and transmission of customers’, consumers’, vendors’, employees’ and its own sensitive and proprietary information. These systems may be subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. Any significant compromise or breach of the Company’s data security, whether external or internal, or misuse of customer, consumer, employee, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits and damage to the Company’s reputation. Furthermore, as cyber-attacks become more sophisticated, the Company expects to incur increasing costs to strengthen its systems from outside intrusions and to maintain insurance coverage related to the threat of such attacks. While the Company has implemented administrative and technical controls and has taken other preventive actions to reduce the risk of cyber incidents and protect its information technology, they may be insufficient to prevent, or respond to, physical and electronic break-ins, cyber-attacks or other security breaches to the Company’s systems.

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

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”) that provides for revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Amendment, among other things, increased the amount available under the Senior Credit Facility from $1,800 million to $1,950 million until October 18, 2024, after which the amount available under the Senior Credit Facility will decrease to $1,485 million. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs also reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized approximately $67.9 million under the Senior Credit Facility resulting in a total of $1,882.1 million available as of December 31, 2023.

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

Declines in the Company’s business conditions have in the past and may in the future result in an impairment of the Company’s assets, which in turn has resulted in and could result in future material non-cash charges.

A significant or prolonged decrease in the Company’s market capitalization, including a decline in stock price, or a negative long-term performance outlook, has in the past resulted in and could in the future result in an impairment of its assets. An impairment occurs when the carrying value of the Company’s assets exceed their fair value. The Company tests the goodwill and intangible assets on its balance sheet for impairment on an annual basis, and also when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions. Declines in market conditions, a trend of weaker than anticipated financial performance for the Company’s reporting units or declines in projected revenue, a decline in stock price for a sustained period of time or an increase in the market-based weighted average cost of capital (“WACC”), among other factors, are indicators that the carrying value of the Company’s goodwill or indefinite-lived intangible assets may not be recoverable.

A significant or prolonged deterioration in economic conditions, a further decline in the Company’s market capitalization or comparable company market multiples, a reduction in projected future cash flows, or increases in the WACC, could impact the Company’s assumptions and require a reassessment of goodwill or indefinite-lived intangible assets for impairment in future periods.

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

Certain countries in which the Company operates have enacted the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GLOBE”) and Transitional Country-by-Country Reporting (“CBCR”) Safe Harbor rules. The OECD’s GLOBE model rules, and supplemental published administrative guidance, provide a framework that ensures that multinational enterprises (“MNE(s)”) with revenue above €750 million pay a minimum level of tax of 15% on their profits arising in each jurisdiction where they operate.

The framework includes an income inclusion rule (“IIR”) and an undertaxed payments rule (“UTPR”) that work together to ensure a minimum level of tax in each jurisdiction in which a MNE operates. Further, countries can enact their own qualified domestic minimum top up tax (“QDMTT”) in order to limit the application of an IIR or UTPR to their domestic income. IIRs and QDMTTs are expected to be effective for the Company beginning in 2024 in some, but not all, of the jurisdictions in which the Company operates. The UTPR is expected to be effective for the Company beginning in 2025, which could subject the Company’s worldwide profits to a minimum level of tax regardless of whether the country in which the Company earned the income has adopted the GLOBE rules. The Company expects to be able to satisfy the requirements of certain CBCR Safe Harbor rules in many jurisdictions from 2024-2026, limiting the impact of the GLOBE rules in the qualifying jurisdictions, and as such, the Company does not anticipate a material impact to its provision for income taxes in the near term. The Company continues to monitor the OECD’s guidance related to the GLOBE rules and related legislation in the countries in which the Company operates to assess their potential impact to the Company’s income tax position.

Forward-Looking Information

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in freight, raw material prices and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; integration of acquisitions; international operations; introduction of new products; rationalization of operations; taxes and tax reform; product and other claims; litigation; geopolitical conflict; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

The Company maintains robust and comprehensive processes, procedures and controls to protect and secure its information systems and data infrastructure from cybersecurity threats. The Company’s cybersecurity program is led by its Senior Director of Cybersecurity, who functions as the chief information security officer (CISO). The Company’s cybersecurity program interfaces with other functional areas within the Company, including but not limited to the Company’s business segments and information technology (“IT”), legal, risk management, human resources and internal audit departments, as well as external third-party partners, to identify and understand potential cybersecurity threats. The Company regularly assesses and updates its processes, procedures and management techniques in light of ongoing cybersecurity developments.

Internally, the CISO coordinates oversight of reviewing security alerts, identifying and monitoring ongoing and potential cybersecurity threats, evaluating strategic business impacts of cybersecurity threats and developing programs and initiatives to educate the Company’s employees regarding cybersecurity. The CISO also manages the Company’s Computer Security Incident Response Plan (the “Incident Response Plan”), which outlines action steps for the preparation, identification, triage, analysis, containment, eradication, recovery and reflection stages of a cybersecurity incident. The Incident Response Plan serves as the charter for the Company’s Computer Security Incident Response Team (the “Incident Response Team”), which includes a strategic team comprised of executives from various cross-functional management teams, as well as a tactical team comprised of internal technical support roles and external third-party service providers. The Incident Response Plan provides how the Incident Response Team will analyze and, as necessary, escalate cybersecurity incidents both internally and with third-party service providers based on type and severity of the specific incident.

The Company also requires cybersecurity training for relevant employees, focusing on the appropriate protection and security of confidential company and third-party information. Additionally, the Company provides annual cybersecurity awareness training that covers a broad range of security topics, including secure access practice, phishing schemes, remote work and response to suspicious activities. In addition to online training, employees are educated through a number of methods, including event-triggered awareness campaigns, recognition programs, security presentations, company intranet articles, videos, system-generated communications, email publications and various simulation exercises.

The Company has engaged a third-party managed detection and response company to monitor the security of its information systems around-the-clock, including intrusion detection, and to provide instantaneous alerting should a cybersecurity event occur. The Company also has engaged a third-party digital forensics and incident response consultant on retainer.

The Company does not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected the Company. However, the sophistication of cyber threats continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Governance

The Company’s Audit Committee and Board of Directors provide ultimate oversight of the Company’s cybersecurity risk management. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of the Company’s information technology operations, including cyber risks and cybersecurity. The Company’s Chief Information Officer (“CIO”) provides quarterly reports to the Board of Directors regarding the evolving cybersecurity risk landscape, including emerging risks, as well as the Company’s processes, program and initiatives for managing these risks.

The Company’s CISO reports directly to the CIO, who in turn reports to the CEO. The CISO maintains the certified information systems security professional (CISSP) certification and has over 22 years of experience in cybersecurity. Under the direction of the CISO, the Company’s information technology department continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements controls, as appropriate, to mitigate these risks. This analysis drives the Company’s long- and short-term cybersecurity strategies, which are executed through a collaborative effort within the IT department and are communicated to the Board of Directors regularly.

Item 2.Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities as of December 31, 2023. The Company owns its corporate headquarters in Calhoun, Georgia. The Company also owns and operates service centers and stores in the United States, Canada and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic:
Manufacturing (1)	11	11	5	27
Distribution / Warehouse (1)	9	10	1	20

Flooring North America:
Manufacturing (1)	23	—	1	24
Distribution / Warehouse (1)	23	—	1	24

Flooring Rest of the World:
Manufacturing (1)	—	21	5	26
Distribution / Warehouse (1)	—	22	5	27

Total
Manufacturing (1)	34	32	11	77
Distribution / Warehouse (1)	32	32	7	71
(1) Certain geographic locations may contain both manufacturing and distribution facilities.

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
As of February 21, 2024, there were 214 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of December 31, 2023, there remains $229.2 million authorized under the 2022 Share Repurchase Program.

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

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
October 1 through November 4, 2023	—	$—	—	$229.2
November 5 through December 2, 2023	—	$—	—	$229.2
December 3 through December 31, 2023	—	$—	—	$229.2
Total	—	$—	—

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion and analysis of the Company’s Results of Operations includes a comparison of fiscal 2023 to fiscal 2022. A similar discussion and analysis that compares fiscal 2022 to fiscal 2021 may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the fiscal year ended December 31, 2022.

During the past three decades, the Company has grown significantly through a combination of organic growth and acquisitions. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe and Latin America through various selling channels, which include home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including luxury vinyl tile (“LVT”) and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, medium-density fiberboard (“MDF”), chipboards, decorative surfaces and mezzanine floors, which it distributes primarily in Europe and Australasia through various channels, including independent floor covering retailers, wholesalers, home centers, Company-operated distributors, independent distributors, residential builders, commercial contractors and commercial end users.

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic and geopolitical events in the United States and abroad. As a result of ongoing Russian military actions in Ukraine, the Company has experienced and may continue to experience supply chain disruption of raw materials sourced from Ukraine, as well as other materials and spare parts needed in the Company’s operations if alternative sources identified in other countries cannot fulfill these needs. The Company can also be impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals, which were among the broader consequences of Russia’s actions in the initial year of the conflict. In addition, the United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions and have proposed the use of broader economic sanctions. Since the first quarter of 2022, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted. In addition, a prolonged and more expansive conflict in the Middle East region could escalate oil and petroleum-based chemical prices as well as lead to the introduction of sanctions or transportation barriers, though the extent of the conflict’s impact on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

During 2023, rising interest rates, delayed consumer spending due to inflationary pressures and other macroeconomic factors impacted new single-family home construction and residential remodeling in most of the Company’s major markets. Increased mortgage rates have suppressed the housing market and decreased home renovation activity. In addition, globally, consumers have faced a higher cost of living, reducing discretionary spending on large purchases such as flooring. Mohawk has, to some extent, offset the impact of decreased construction and renovation activity through cost containment, productivity and lower input costs. Declining costs in energy and raw materials, coupled with lower industry volumes, constrained selling prices, although energy prices in certain geographies and materials prices in some product categories remain volatile and may change significantly and unpredictably, which could have an adverse impact on the Company’s results. Similarly, inflationary pressures around the globe may continue to impact consumer and commercial investments in flooring and other large, deferrable purchases. During 2023, the Company focused on reducing costs through restructuring actions and manufacturing enhancements by taking certain actions to enhance future performance, including facility and product rationalizations and workforce reductions. The Company anticipates these global actions will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million.

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

Since becoming a publicly traded company in April 1992, Mohawk has grown both organically and through strategic and bolt-on acquisitions. Mohawk has completed a number of smaller acquisitions in recent years, many of which expanded the Company’s hard surface flooring distribution in Europe. In 2022, the Company completed five small, bolt-on acquisitions: a wood veneer plant in Romania; a sheet vinyl producer in Poland; a mezzanine flooring manufacturer in Germany; a nonwoven carpet and rug producer in the U.S.; and a commercial flooring trim and accessories business in the U.S. During the first quarter of 2023, the Company completed its acquisitions of Vitromex, a Mexican ceramic tile business, and Elizabeth Revestimentos, a Brazilian ceramic tile business. The Company believes these acquisitions have further solidified the Company’s position in the Mexico and Brazilian ceramic tile markets, respectively.

In 2023, the Company invested $612.9 million in new and existing projects, cost reduction initiatives, previously initiated expansion projects, investments to upgrade equipment in Brazil and Mexico from recent acquisitions and general maintenance across the business. Primary investment areas include the Company’s LVT portfolio to upgrade its product offering and improve profitability; premium waterproof laminate in North America and Europe; and quartz countertop and porcelain slab expansion in North America and Europe, respectively. In 2024, the Company plans to invest approximately $480 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

Net loss attributable to the Company was $439.5 million for 2023 compared to net earnings of $25.2 million for 2022. The change was primarily attributable to lower sales volume; higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles; unfavorable net impact of price and product mix; the unfavorable impact of temporary plant shutdowns; the unfavorable net impact of foreign exchange rates; higher restructuring, acquisition and integration-related and other costs; higher legal settlements, reserves and fees; higher interest expense and higher costs associated with investments in new product development and marketing costs. The unfavorable impact of the aforementioned items was partially offset by lower taxes due to decreased earnings in 2023 compared to the prior year; productivity gains and lower inflation. The Company believes that a number of circumstances may influence trends in 2024, including continued impact of inflation on consumer discretionary spending, barriers to home sales due to higher interest rates, continued softness in residential remodeling and uncertainty in residential and commercial new construction, but the extent and duration of such impact cannot be predicted.

For the year ended December 31, 2023, the Company generated $1,329.2 million of cash from operating activities. As of December 31, 2023, the Company had cash and cash equivalents of $642.6 million, of which $553.1 million was in the United States and $89.5 million was in foreign countries.

Results of Operations

	For the Years Ended December 31,
(In millions)	2023		2022
Statement of operations data:
Net sales	$11,135.1	100.0%	11,737.1	100.0%
Cost of sales (1)	8,425.5	75.7%	8,793.6	74.9%
Gross profit	2,709.7	24.3%	2,943.4	25.1%
Selling, general and administrative expenses (2)	2,119.7	19.0%	2,003.4	17.1%
Impairment of goodwill and indefinite-lived intangibles	877.7	7.9%	695.8	5.9%
Operating income (loss)	(287.8)	(2.6)%	244.2	2.1%
Interest expense	77.5	0.7%	51.9	0.4%
Other (income) expense, net (3)	(10.8)	(0.1)%	8.4	0.1%
Earnings (loss) before income taxes	(354.5)	(3.2)%	183.9	1.6%
Income tax expense (4)	84.9	0.8%	158.1	1.3%
Net earnings (loss) including noncontrolling interests	(439.4)	(3.9)%	25.8	0.2%
Less: Net earnings attributable to noncontrolling interests	0.1	0.0%	0.5	0.0%
Net earnings (loss) attributable to Mohawk Industries, Inc.	$(439.5)	(3.9)%	25.2	0.2%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges and other costs	$105.0	0.9%	68.0	0.6%
Acquisition inventory step-up	4.5	0.0%	2.8	0.0%
Other charges	—	0.0%	3.2	0.0%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	27.2	0.2%	13.7	0.1%
Legal settlements, reserves and fees	87.8	0.8%	54.2	0.5%
Other charges	—	0.0%	1.0	0.0%
(3) Other (income) expense includes:
Release of indemnification asset	(3.0)	0.0%	7.3	0.1%
Other charges	(2.9)	0.0%	1.8	0.0%
(4) Income tax expense includes:
European tax restructuring	(10.0)	(0.1)%	—	—%
Income taxes - reversal of uncertain position	3.0	0.0%	(7.3)	(0.1)%
Other charges	—	0.0%	0.5	0.0%

Year Ended December 31, 2023, as Compared with Year Ended December 31, 2022

Net Sales

Net sales for 2023 were $11,135.1 million compared to net sales of $11,737.1 million for 2022. The change was primarily attributable to lower legacy sales volume of approximately $743 million; the unfavorable net impact of price and product mix of approximately $143 million and the unfavorable net impact of foreign exchange rates of approximately $72 million, partially offset by higher sales volume attributable to acquisitions of approximately $389 million.

Global Ceramic—Net sales for 2023 were $4,300.1 million compared to net sales of $4,307.7 million for 2022. The change was primarily attributable to lower legacy sales volume of approximately $271 million and the unfavorable net impact of foreign exchange rates of approximately $41 million, partially offset by higher sales volume attributable to acquisitions of approximately $294 million and the favorable net impact of price and product mix of approximately $38 million.

Flooring NA—Net sales for 2023 were $3,829.4 million compared to net sales of $4,207.0 million for 2022. The change was primarily attributable to lower legacy sales volume of approximately $304 million and the unfavorable net impact of price and product mix of approximately $139 million, partially offset by higher sales volume attributable to acquisitions of approximately $66 million.

Flooring ROW—Net sales for 2023 were $3,005.6 million compared to net sales of $3,222.3 million for 2022. The change was primarily attributable to lower legacy sales volume of approximately $168 million; the unfavorable net impact of price and product mix of approximately $42 million and the unfavorable net impact of foreign exchange rates of approximately $31 million, partially offset by higher sales volume attributable to acquisitions of approximately $30 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2023 versus 2022 were as follows (dollars in millions):

	2023	2022	Change
First quarter	$2,806.2	3,015.7	(6.9)%
Second quarter	2,950.4	3,153.2	(6.4)%
Third quarter	2,766.2	2,917.5	(5.2)%
Fourth quarter	2,612.3	2,650.7	(1.4)%
Full year	$11,135.1	11,737.1	(5.1)%

Gross Profit

Gross profit for 2023 was $2,709.7 million compared to gross profit of $2,943.4 million for 2022. The change was primarily attributable to lower sales volume of approximately $190 million; the unfavorable net impact of price and product mix of approximately $111 million; the unfavorable impact of temporary plant shutdowns of approximately $76 million; the unfavorable net impact of foreign exchange rates of approximately $51 million and higher restructuring, acquisition and integration-related, and other costs of approximately $35 million, partially offset by lower inflation of approximately $132 million and productivity gains of approximately $121 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2023 were $2,119.7 million compared to $2,003.4 million for 2022. The change was primarily attributable to higher inflation of approximately $52 million and an increase in expenses due to the net impact of acquired businesses of approximately $33 million.

Impairment of Goodwill and Indefinite-lived Intangibles

Impairment of goodwill and indefinite-lived intangibles for 2023 was $877.7 million compared to impairment of goodwill and indefinite-lived intangibles of $695.8 million for 2022. As a result of a decrease in the Company’s market capitalization, a higher WACC and macroeconomic conditions, the Company performed interim impairment tests of its goodwill and indefinite-lived intangibles, which resulted in the impairment charges.

Operating Income (Loss)

Operating loss for 2023 was $287.8 million compared to operating income of $244.2 million for 2022. The change was primarily attributable to lower sales volume of approximately $223 million; higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $182 million; the unfavorable net impact of price and product mix of approximately $111 million; the unfavorable impact of temporary plant shutdowns of approximately $76 million; the unfavorable net impact of foreign exchange rates of approximately $49 million; higher restructuring, acquisition and integration-related, and other costs of approximately $48 million and higher legal settlements, reserves and fees of approximately $34 million, partially offset by productivity gains of approximately $111 million and lower inflation of approximately $80 million.

Global Ceramic—Operating loss was $166.4 million for 2023 compared to operating loss of $236.1 million for 2022. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $262 million and productivity gains of approximately $59 million, partially offset by lower sales volume of approximately $94 million; higher inflation of approximately $62 million; the unfavorable impact of temporary plant shutdowns of approximately $40 million and higher restructuring, acquisition and integration-related, and other costs of approximately $37 million.

Flooring NA—Operating loss was $57.2 million for 2023 compared to operating income of $231.1 million for 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $214 million; the unfavorable net impact of price and product mix of approximately $93 million and lower sales volume of approximately $71 million, partially offset by lower inflation of approximately $89 million and productivity gains of approximately $30 million.

Flooring ROW—Operating income was $69.7 million for 2023 compared to operating income of $340.2 million for 2022. The change was primarily attributable to higher impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $229 million; lower sales volume of approximately $58 million and the unfavorable net impact of foreign exchange rates of approximately $35 million, partially offset by lower inflation of approximately $59 million.

Interest Expense

Interest expense was $77.5 million for 2023 compared to interest expense of $51.9 million for 2022. The change was primarily attributable to a significant increase in interest rates, as well as increased borrowings due to the acquisitions made in 2022 and the first quarter of 2023.

Other Income and Expense

Other income was $10.8 million for 2023 compared to other expense of $8.4 million for 2022. The change was primarily attributable to the reversal of an uncertain tax position recorded with the Company’s 2017 acquisition of Emilceramica S.r.l during the twelve months ended December 31, 2022.

Income Tax Expense

For 2023, the Company recorded income tax expense of $84.9 million on loss before income taxes of $354.5 million for an effective tax rate of (23.9)%, as compared to an income tax expense of $158.1 million on earnings before income taxes of $183.9 million, resulting in an effective tax rate of 86.0% for 2022. The change in the effective tax rate was primarily driven by a shift from earnings before income taxes to a loss before income taxes and an increase in the impairment of non-deductible goodwill.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2023, the Company had a total of $1,882.1 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2023 was $1,329.2 million, compared to net cash provided by operating activities of $669.2 million for the year ended 2022. The change was primarily attributable to the change in inventory and accounts receivable, partially offset by lower net earnings and the change in accounts payable.

Net cash used in investing activities for the year ended 2023 was $970.3 million compared to net cash used in investing activities of $625.3 million for the year ended 2022. The change was primarily due to the increase in acquisitions of $305.8 million and the increase in capital expenditures of $32.2 million.

Net cash used in financing activities for the year ended 2023 was $210.7 million compared to net cash provided by financing activities of $194.3 million for the year ended 2022. The change was primarily attributable to lower proceeds (net of payments) from commercial paper of $1,044 million, lower proceeds from the Term Loan Facility of $908 million, partially offset by higher proceeds (net of payments) on the Senior Notes of $1,200 million and lower share repurchases of $308 million.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of December 31, 2023, there remains $229.2 million authorized under the 2022 Share Repurchase Program.

As of December 31, 2023, the Company had cash of $642.6 million, of which $89.5 million was held outside the United States. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, working capital investments and debt servicing requirements over the next twelve months.

On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675,000. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220,000.

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

Contractual Obligations and Commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2023 (in millions):

Contractual Obligations and Commitments:	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt, including current maturities	$2,714.5	1,001.9	16.2	14.0	562.7	607.6	512.2
Interest payments on long-term debt and finance leases (1)	373.8	100.4	64.4	64.0	63.6	53.6	27.8
Operating leases	497.7	134.0	117.8	96.5	67.3	43.6	38.5
Purchase commitments (2)	336.6	188.2	24.5	23.7	23.7	23.5	53.0
Expected pension contributions (3)	4.1	4.1	—	—	—	—	—
Uncertain tax positions (4)	22.1	22.1	—	—	—	—	—
Guarantees (5)	19.4	19.4	—	—	—	—	—
Total	$3,968.2	1,470.1	222.9	198.2	717.3	728.3	631.5
(1) For fixed-rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable-rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2023 to these balances.
(2) Includes volume commitments, primarily for raw material purchases.
(3) Includes the estimated pension contributions for 2024 only, as the Company is unable to estimate the pension contributions beyond 2024. The Company’s projected benefit obligation and plan assets as of December 31, 2023 were $80.0 million and $73.7 million, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
(4) Excludes $71.7 million of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
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

•Goodwill and other intangibles - The Company performs its annual testing of goodwill and indefinite-lived intangibles on the first day of the fourth quarter of each year. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples and macroeconomic conditions to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.

The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating and testing for impairment. Indefinite-lived intangibles are recorded and tested for impairment at the asset level. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgements and assumptions about appropriate sales growth rates, operating margins, WACC and comparable company market multiples.
As a result of a decrease in the Company’s market capitalization, macroeconomic conditions and an increase in the WACC, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023 and October 1, 2022. The impairment tests indicated pre-tax, non-cash goodwill impairment charges related to all 3 reporting units of $870,750 ($859,725 net of tax) and in the Global Ceramic reporting unit of $688,514 ($679,664 net of tax) which the Company recorded during 2023 and 2022, respectively.
The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $6,994 ($5,181 net of tax) in all 3 reporting units and $7,257 ($5,939 net of tax) in the Flooring ROW and Flooring NA reporting units during the third quarter of 2023 and 2022, respectively.
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
Seasonality

The Company is a calendar year-end company. Global Ceramic and Flooring NA typically have higher net sales in the second and third quarters. Flooring ROW typically has higher net sales in the first and second quarters. Because periods of economic downturn can affect the seasonality of each segment, sales for any one quarter are not necessarily indicative of the sales that may be achieved for any other quarter or for the full year.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2023 and 2022.
Interest Rate Risk
As of December 31, 2023, approximately 64% of the Company’s debt portfolio was comprised of fixed-rate debt and 36% was variable-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable-rate debt as of December 31, 2023 would be approximately $10 million.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates, which may adversely affect the operating results and financial condition of the Company. Principal foreign currency exposures relate primarily to the euro and to a lesser extent the Russian ruble, the Brazilian real, the Mexican peso, the British pound, the Australian dollar and the Bulgarian lev.

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

Based on financial results for the year ended December 31, 2023, a hypothetical overall 10 percent change in the U.S. dollar against all foreign currencies would have resulted in a translational adjustment of approximately $4 million. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying value of goodwill in the Flooring Rest of World and Flooring North America Reporting Units

As discussed in Note 8 to the consolidated financial statements, during 2023 the Company recognized $231.6 million and $214.8 million of goodwill impairment charges for the Flooring Rest of World and Flooring North America reporting units, respectively. The goodwill impairment resulted from a sustained decline in the Company’s market capitalization and projected future cash flows, and an increase in the discount rate. The goodwill balance as of December 31, 2023 was $1,159.7 million, of which $787.5 million and $372.2 million related to the Flooring Rest of World and Flooring North America reporting units, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.

We identified the assessment of the fair value of goodwill in the Flooring Rest of World and Flooring North America reporting units as of the measurement date as a critical audit matter. Specifically, the assessment of the Company’s forecasted sales growth rates, forecasted margins, discount rates, and selection of comparable company market multiples used in the Company’s fair value estimation of the reporting units required a higher degree of subjective auditor judgment and required the involvement of valuation professionals. Changes in these assumptions could have a significant impact on the fair value of the reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listed above. We evaluated the Company’s forecasted sales growth rates and margins and compared the growth assumptions to the Company’s historical performance and to relevant market data. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination of the fair value of the Flooring Rest of World and Flooring North America reporting units. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reporting units’ discount rates by comparing them to a range of discount rates for comparable companies that were independently developed using publicly available data and the Company’s selection of comparable company market multiples.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Mohawk Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Atlanta, Georgia
February 23, 2024

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)	2023	2022	2021
Net sales	$11,135,115	11,737,065	11,200,613
Cost of sales	8,425,463	8,793,639	7,931,879
Gross profit	2,709,652	2,943,426	3,268,734
Selling, general and administrative expenses	2,119,716	2,003,438	1,933,723
Impairment of goodwill and indefinite-lived intangibles	877,744	695,771	—
Operating income (loss)	(287,808)	244,217	1,335,011
Interest expense	77,514	51,938	57,252
Other (income) expense, net	(10,813)	8,386	(12,234)
Earnings (loss) before income taxes	(354,509)	183,893	1,289,993
Income tax expense	84,862	158,110	256,445
Net earnings (loss) including noncontrolling interests	(439,371)	25,783	1,033,548
Less: net earnings attributable to noncontrolling interests	145	536	389
Net earnings (loss) attributable to Mohawk Industries, Inc.	$(439,516)	25,247	1,033,159

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$(6.90)	0.40	15.01
Weighted-average common shares outstanding—basic	63,657	63,826	68,852

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.
Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$(6.90)	0.39	14.94
Weighted-average common shares outstanding—diluted	63,657	64,062	69,145

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
Net earnings (loss) including noncontrolling interests	$(439,371)	25,783	1,033,548
Other comprehensive income (loss):
Foreign currency translation adjustments	35,000	(155,424)	(279,384)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	(1,037)	8,124	7,137
Other comprehensive income (loss)	33,963	(147,300)	(272,247)
Comprehensive income (loss)	(405,408)	(121,517)	761,301
Less: comprehensive income (loss) attributable to noncontrolling interests	(187)	541	(51)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$(405,221)	(122,058)	761,352

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022

(In thousands, except per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$642,550	509,623
Short-term investments	—	158,000
Receivables, net	1,874,656	1,904,786
Inventories	2,551,853	2,793,765
Prepaid expenses	515,819	498,222
Other current assets	19,339	30,703
Total current assets	5,604,217	5,895,099
Property, plant and equipment, net	4,993,166	4,661,178
Right of use operating lease assets	428,532	387,816
Goodwill	1,159,724	1,927,759
Tradenames	705,746	668,328
Other intangible assets subject to amortization, net	169,637	189,620
Deferred income taxes and other non-current assets	498,847	390,632
Total assets	$13,559,869	14,120,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,001,715	840,571
Accounts payable and accrued expenses	2,035,339	2,124,448
Current operating lease liabilities	108,860	105,266
Total current liabilities	3,145,914	3,070,285
Deferred income taxes	391,500	444,660
Long-term debt, less current portion	1,701,785	1,978,563
Non-current operating lease liabilities	337,506	296,136
Other long-term liabilities	354,028	312,874
Total liabilities	5,930,733	6,102,518
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150,000 shares authorized; 71,024 and 70,875 shares issued and outstanding in 2023 and 2022, respectively	710	709
Additional paid-in capital	1,947,477	1,930,789
Retained earnings	6,970,244	7,409,760
Accumulated other comprehensive income (loss)	(1,079,963)	(1,114,258)
	7,838,468	8,227,000
Less: treasury stock at cost; 7,338 and 7,341 shares in 2023 and 2022, respectively	215,397	215,491
Total Mohawk Industries, Inc. stockholders’ equity	7,623,071	8,011,509
Noncontrolling interests	6,065	6,405
Total stockholders’ equity	7,629,136	8,017,914
Total liabilities and stockholders' equity	$13,559,869	14,120,432
See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(In thousands)	Shares	Amount				Shares	Amount
Balances at December 31, 2020	77,624	$776	$1,885,142	$7,559,191	$(695,145)	(7,346)	$(215,648)	$6,842	$8,541,158
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	144	1	338	—	—	3	101	—	440
Stock-based compensation expense	—	—	25,651	—	—	—	—	—	25,651
Repurchases of common stock	(4,816)	(48)	—	(900,286)	—	—	—	—	(900,334)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	389	389
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(440)	(440)
Currency translation adjustment	—	—	—	—	(278,944)	—	—	—	(278,944)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	7,137	—	—	—	7,137
Net earnings (loss)	—	—	—	1,033,159	—	—	—	—	1,033,159
Balances at December 31, 2021	72,952	729	1,911,131	7,692,064	(966,952)	(7,343)	(215,547)	6,791	8,428,216
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	107	1	(3,323)	—	—	2	56	—	(3,266)
Stock-based compensation expense	—	—	22,409	—	—	—	—	—	22,409
Repurchases of common stock	(2,184)	(21)	—	(307,551)	—	—	—	—	(307,572)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	536	536
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	5	5
Purchase of nonredeemable noncontrolling interest, net of taxes	—	—	572	—	—	—	—	(927)	(355)
Currency translation adjustment	—	—	—	—	(155,430)	—	—	—	(155,430)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	8,124	—	—	—	8,124
Net earnings (loss)	—	—	—	25,247	—	—	—	—	25,247
Balances at December 31, 2022	70,875	709	1,930,789	7,409,760	(1,114,258)	(7,341)	(215,491)	6,405	8,017,914
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	149	1	(4,325)	—	—	3	94	—	(4,230)
Stock-based compensation expense	—	—	20,960	—	—	—	—	—	20,960
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	145	145
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(332)	(332)
Purchase of nonredeemable noncontrolling interest, net of taxes	—	—	53	—	—	—	—	(153)	(100)
Currency translation adjustment	—	—	—	—	35,332	—	—	—	35,332
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	(1,037)	—	—	—	(1,037)
Net earnings (loss)	—	—	—	(439,516)	—	—	—	—	(439,516)
Balances at December 31, 2023	71,024	$710	$1,947,477	$6,970,244	$(1,079,963)	(7,338)	$(215,397)	$6,065	$7,629,136

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss) including noncontrolling interests	$(439,371)	25,783	1,033,548
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring	82,703	47,716	10,783
Impairment of goodwill and indefinite-lived intangibles	877,744	695,771	—
Depreciation and amortization	630,327	595,464	591,711
Deferred income taxes	(109,946)	(51,098)	(4,929)
(Gain) loss on disposal of property, plant and equipment	(102)	697	5,462
Stock-based compensation expense	20,960	22,409	25,651
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	150,554	(84,381)	(207,047)
Inventories	281,284	(409,601)	(519,229)
Accounts payable and accrued expenses	(194,012)	(94,137)	360,791
Other assets and prepaid expenses	(14,418)	(49,552)	(66,844)
Other liabilities	43,506	(29,918)	79,222
Net cash provided by operating activities	1,329,229	669,153	1,309,119
Cash flows from investing activities:
Additions to property, plant and equipment	(612,929)	(580,742)	(676,120)
Acquisitions, net of cash acquired	(515,406)	(209,602)	(123,969)
Purchases of short-term investments	(775,000)	(2,481,000)	(1,211,239)
Redemption of short-term investments	933,000	2,646,000	1,454,574
Net cash used in investing activities	(970,335)	(625,344)	(556,754)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(1,015,186)	(5,000)	—
Proceeds from Senior Credit Facilities	1,073,377	5,000	—
Payments on commercial paper	(16,402,415)	(19,412,925)	(570,362)
Proceeds from commercial paper	15,578,843	19,633,142	1,185,020
Proceeds from Senior Notes issuance	600,000	—	—
Repayments on Senior Notes	—	(600,000)	(932,252)
Proceeds from Term Loan Facility	—	907,952	—
Net payments of other financing activities	(39,084)	(23,455)	(11,656)
Debt issuance costs	(5,592)	(2,543)	—
Purchase of Mohawk common stock	—	(307,572)	(900,334)
Change in outstanding checks in excess of cash	(626)	(251)	(2,641)
Net cash provided by (used in) financing activities	(210,683)	194,348	(1,232,225)
Effect of exchange rate changes on cash and cash equivalents	(15,284)	2,571	(19,870)
Net change in cash and cash equivalents	132,927	240,728	(499,730)
Cash and cash equivalents, beginning of year	509,623	268,895	768,625
Cash and cash equivalents, end of year	$642,550	509,623	268,895

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2023, 2022 and 2021
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

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, the Company had cash and cash equivalents of $642,550, of which $89,450 was held outside the United States. As of December 31, 2022, the Company had cash and cash equivalents of $509,623, of which $210,368 was held outside the United States.

Short-term Investments

The Company invests in high quality credit instruments. At December 31, 2022, short-term investments consisted solely of investments in the Company’s commercial paper by its wholly-owned captive insurance company.

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

Financial Instruments

The Company’s financial instruments consist primarily of short-term investments, receivables, accounts payable, accrued expenses, short-term debt and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The Company has a wholly-owned captive insurance company that may periodically invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value based upon level two fair value hierarchy. The carrying amount of the Company’s variable-rate debt approximates its fair value based upon level two fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.
Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $135,175 in 2023, $126,898 in 2022 and $139,538 in 2021.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising expenses, classified as a selling, general and administrative expense, were $11,592 in 2023, $15,231 in 2022 and $22,092 in 2021.

Product Warranties

The Company warrants certain qualitative attributes of its flooring products. The Company has recorded a provision for estimated warranty and related costs based on historical experience and periodically adjusts these provisions to reflect actual experience.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

Earnings (Loss) per Share (“EPS”)

Basic earnings (loss) per share is calculated using net earnings (loss) available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Dilutive unvested restricted shares (units) are included in the diluted EPS calculation using the treasury stock method.

Computations of basic and diluted earnings (loss) per share are presented for the years ended December 31, 2023, 2022 and 2021, respectively, in the following table:

	2023	2022	2021
Net earnings (loss) available to common stockholders	$(439,516)	25,247	1,033,159

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63,657	63,826	68,852
Add weighted-average dilutive potential common shares—RSUs, net (1)	—	236	293
Weighted-average common shares outstanding—diluted	63,657	64,062	69,145

Earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic	$(6.90)	0.40	15.01
Diluted	$(6.90)	0.39	14.94
(1) Due to the anti-dilutive effect, 235 shares of common stock equivalents for the year ended December 31, 2023 were omitted from the calculation of diluted weighted-average common shares outstanding. There were no common stock options and unvested restricted shares (units) that were excluded from the diluted EPS computation because the price was greater than the average market price of the common shares for the periods presented for 2022 and 2021.
Stock-Based Compensation

The Company recognizes compensation expense for all share-based payments granted based on the grant-date fair value estimated in accordance with ASC 718-10, Stock Compensation. Compensation expense is generally recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Employee Benefit Plans

The Company has 401(k) retirement savings plans (the “Mohawk Plan”) open to substantially all U.S. and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $61,486 and $23,892 in 2023, $63,648 and $24,483 in 2022 and $61,082 and $23,884 in 2021, respectively.

The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within Flooring ROW. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2023 were $79,967 and $73,718, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2022 were $55,236 and $50,702, respectively. As of December 31, 2023, the funded status of the Non-U.S. Plans was a liability of $6,249 of which $201 was recorded in accumulated other comprehensive income (loss), for a net liability of $6,048 recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2022, the funded status of the Non-U.S. Plans was a liability of $4,534 of which $82 was recorded in accumulated other comprehensive income (loss), for a net liability of $4,452 recorded in other long-term liabilities within the consolidated balance sheets.

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2020	$(680,255)	(14,890)	(695,145)
Current period other comprehensive income (loss)	(278,944)	7,137	(271,807)
Balance as of December 31, 2021	(959,199)	(7,753)	(966,952)
Current period other comprehensive income (loss)	(155,430)	8,124	(147,306)
Balance as of December 31, 2022	(1,114,629)	371	(1,114,258)
Current period other comprehensive income (loss)	35,332	(1,037)	34,295
Balance as of December 31, 2023	$(1,079,297)	(666)	(1,079,963)

Self-Insurance Reserves

The Company is self-insured in the U.S. for various levels of general liability, automobile liability, workers’ compensation and employee medical coverage. Insurance reserves are primarily calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the Company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on the Company’s results of operations and financial condition.

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

Recent Accounting Pronouncements—Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The Company adopted the new standard on January 1, 2021. The effect of adopting the new standard was not material.

Recent Accounting Pronouncements—Effective in Future Years

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact this new guidance will have on its disclosures upon adoption.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, this standard will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Currently, the Company is assessing the impact of the new guidance. The Company does not expect the adoption of the guidance to have a significant impact on its financial statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(2) Acquisitions

2023 Acquisitions

During the first quarter of 2023, the Company completed the acquisitions of two ceramic tile businesses in Brazil and Mexico within Global Ceramic for $515,509. The Company’s acquisitions resulted in a goodwill allocation of $87,520. None of the goodwill will be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisitions. These benefits include opportunities to improve the Company’s ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The following table presents the allocation of the purchase price by major class of assets acquired and liabilities assumed as of the acquisition date.

Amounts Recognized as of the Acquisition Date
Working capital	$95,336
Property, plant and equipment	333,495
Tradenames	38,539
Customer relationships	4,040
Goodwill	87,520
Long-term debt, including current portion	(26,072)
Deferred tax, net	(10,088)
Consideration transferred	522,770
Less: cash acquired	(7,261)
Net consideration transferred (net of cash acquired)	$515,509

The supplemental pro forma information is immaterial to the Company's financial statements.

2022 Acquisitions

During 2022, the Company completed two acquisitions in Flooring North America (“Flooring NA”) for $164,475. The Company’s acquisitions resulted in a goodwill allocation of $55,954 and intangible assets subject to amortization of $19,900. Substantially all of the goodwill is deductible for tax purposes. During the third and fourth quarters of 2022, the Company also completed three acquisitions in Flooring Rest of the World (“Flooring ROW”) for $47,964, which resulted in a goodwill allocation of $14,759 and intangible assets subject to amortization of $3,376. An immaterial amount of goodwill is deductible for tax purposes.

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

(3) Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

consolidated balance sheets. The Company had contract liabilities of $67,956 and $72,572 as of December 31, 2023 and December 31, 2022, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2023, 2022, and 2021 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying consolidated balance sheets. Capitalized costs to obtain contracts were $66,669 and $59,015 as of December 31, 2023 and December 31, 2022, respectively. Straight-line amortization expense recognized during 2023, 2022 and 2021 related to these capitalized costs were $61,327, $55,520 and $61,681, respectively.

Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2023, 2022 and 2021, respectively:

December 31, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,320,019	3,713,311	6,728	6,040,058
Europe (2)	1,071,649	4,375	2,304,956	3,380,980
Latin America	730,326	3,776	33,671	767,773
Other	178,113	107,924	660,267	946,304
Total	$4,300,107	3,829,386	3,005,622	11,135,115

Product Categories:
Ceramic & Stone	$4,258,873	34,211	—	4,293,084
Carpet & Resilient	41,234	3,021,060	893,066	3,955,360
Laminate & Wood	—	774,115	958,499	1,732,614
Other (1)	—	—	1,154,057	1,154,057
Total	$4,300,107	3,829,386	3,005,622	11,135,115

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,403,292	4,072,952	13,835	6,490,079
Europe (2)	1,249,953	6,345	2,445,350	3,701,648
Latin America	476,612	4,623	31,014	512,249
Other	177,824	123,121	732,144	1,033,089
Total	$4,307,681	4,207,041	3,222,343	11,737,065

Product Categories:
Ceramic & Stone	$4,282,887	37,536	—	4,320,423
Carpet & Resilient	24,794	3,296,152	914,869	4,235,815
Laminate & Wood	—	873,353	1,091,133	1,964,486
Other (1)	—	—	1,216,341	1,216,341
Total	$4,307,681	4,207,041	3,222,343	11,737,065

December 31, 2021	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,193,234	3,978,146	10,248	6,181,628
Europe (2)	1,148,868	2,825	2,416,209	3,567,902
Latin America	421,696	3,663	9,153	434,512
Other	153,521	131,771	731,279	1,016,571
Total	$3,917,319	4,116,405	3,166,889	11,200,613

Product Categories:
Ceramic & Stone	$3,903,597	35,057	—	3,938,654
Carpet & Resilient	13,722	3,287,533	992,787	4,294,042
Laminate & Wood	—	793,815	1,058,951	1,852,766
Other (1)	—	—	1,115,151	1,115,151
Total	$3,917,319	4,116,405	3,166,889	11,200,613
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.
(2) Russia revenue included in Europe.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Restructuring, acquisition and integration-related costs consisted of the following during the year ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	2023	2022	2021
Cost of sales:
Restructuring costs	$103,422	67,621	17,899
Acquisition integration-related costs	974	396	497
Restructuring and acquisition integration-related costs	$104,396	68,017	18,396

Selling, general and administrative expenses:
Restructuring costs	$12,385	9,094	1,301
Acquisition transaction-related costs	2,117	1,654	2,372
Acquisition integration-related costs	12,712	2,992	1,568
Restructuring, acquisition transaction and integration-related costs	$27,214	13,740	5,241

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The restructuring activity for the years ended December 31, 2023 and 2022, respectively is as follows (in thousands):

	Lease Impairments	Asset Write- Downs (Gains on Disposals)	Severance	Other Restructuring Costs	Total
Balance as of December 31, 2021	$—	—	1,634	995	2,629
Restructuring costs:
Global Ceramic	—	—	3,365	—	3,365
Flooring NA	—	29,327	741	14,406	44,474
Flooring ROW	—	9,371	12,677	6,828	28,876
Corporate	—	—	—	—	—
Total restructuring costs for 2022	—	38,698	16,783	21,234	76,715
Cash payments	—	—	(8,557)	(21,241)	(29,798)
Non-cash items	—	(38,698)	177	(988)	(39,509)
Balance as of December 31, 2022	—	—	10,037	—	10,037
Restructuring costs:
Global Ceramic	480	16,106	7,826	717	25,129
Flooring NA	—	28,180	768	22,073	51,021
Flooring ROW	—	31,453	4,272	3,770	39,495
Corporate	—	—	162	—	162
Total restructuring costs for 2023	480	75,739	13,028	26,560	115,807
Cash payments	—	—	(10,155)	(18,641)	(28,796)
Non-cash items	(480)	(75,739)	(816)	(7,919)	(84,954)
Balance as of December 31, 2023	$—	—	12,094	—	12,094

2022 restructuring costs recorded in:
Cost of sales	$—	38,698	7,915	21,008	67,621
Selling, general and administrative expenses	—	—	8,868	226	9,094
Total restructuring costs for 2022	$—	38,698	16,783	21,234	76,715

2023 restructuring costs recorded in:
Cost of sales	$—	75,593	5,778	22,051	103,422
Selling, general and administrative expenses	480	146	7,250	4,509	12,385
Total restructuring costs for 2023	$480	75,739	13,028	26,560	115,807

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

Items Measured at Fair Value
The following table presents the items measured at fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Short-term investments:
Commercial paper (Level 2)	$—	158,000
The fair values and carrying values of the Company’s debt are disclosed in Note 10, Long-Term Debt.

(6) Receivables, net

	December 31, 2023	December 31, 2022
Customers, trade	$1,716,309	1,699,130
Income tax receivable	48,399	60,080
Other	176,808	219,355
	1,941,516	1,978,565
Less: allowance for discounts, claims and doubtful accounts	66,860	73,779
Receivables, net	$1,874,656	1,904,786

(7) Inventories
The components of inventories are as follows:

	December 31, 2023	December 31, 2022
Finished goods	$1,796,951	1,986,005
Work in process	164,197	160,757
Raw materials	590,705	647,003
Total inventories	$2,551,853	2,793,765

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(8) Goodwill and Other Intangible Assets
The Company performs its annual testing of goodwill and indefinite-lived intangibles on the first day of the fourth quarter of each year. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples and macroeconomic conditions to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.

The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating goodwill and intangibles at the asset level, as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”) and comparable company market multiples.

As a result of a decrease in the Company’s market capitalization, macroeconomic conditions and an increase in the WACC, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023 and October 1, 2022. The impairment tests indicated pre-tax, non-cash goodwill impairment charges related to all 3 reporting units of $870,750 ($859,725 net of tax) and in the Global Ceramic reporting unit of $688,514 ($679,664 net of tax) which the Company recorded during 2023 and 2022, respectively.

The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $6,994 ($5,181 net of tax) in all 3 reporting units and $7,257 ($5,939 net of tax) in the Flooring ROW and Flooring NA reporting units during the third quarter of 2023 and 2022, respectively.

The Company’s annual testing date for goodwill and tradenames is the first day of its fourth quarter and due to the fact that there were no significant changes in facts or circumstances in the one calendar day, the Company determined there was no additional impairment of goodwill or tradenames. The Company conducted a qualitative analysis as of December 31, 2023 and determined there was no indication of an impairment.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The following tables summarize the components of goodwill and intangible assets:

Goodwill:

	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2021 (1)	$1,031,337	531,144	1,045,428	2,607,909
Goodwill adjustments related to acquisitions	—	—	(2,722)	(2,722)
Goodwill recognized	—	60,841	11,542	72,383
Impairment charges	(688,514)	—	—	(688,514)
Currency translation	(2,989)	—	(58,308)	(61,297)
Balances as of December 31, 2022	339,834	591,985	995,940	1,927,759
Goodwill adjustments related to acquisitions	—	(4,888)	3,217	(1,671)
Goodwill recognized	87,520	—	—	87,520
Impairment charges	(424,286)	(214,830)	(231,634)	(870,750)
Currency translation	(3,068)	—	19,934	16,866
Balances as of December 31, 2023	$—	372,267	787,457	1,159,724
(1) Net of accumulated impairment losses of $1,327,425 ($531,930 in Global Ceramic, $343,054 in Flooring NA and $452,441 in Flooring ROW).

Intangible assets:

Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2021	$694,905
Intangible assets acquired	335
Intangible assets impaired	(7,257)
Currency translation	(19,655)
Balance as of December 31, 2022	668,328
Intangible assets acquired	38,539
Intangible assets impaired	(6,994)
Currency translation	5,873
Balance as of December 31, 2023	$705,746

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	Customer Relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2021
Gross carrying amount	$680,177	256,336	6,786	943,299
Accumulated amortization	(483,748)	(252,414)	(2,062)	(738,224)
Net intangible assets subject to amortization	196,429	3,922	4,724	205,075
Balances as of December 31, 2022
Gross carrying amount	673,586	242,089	8,511	924,186
Accumulated amortization	(493,361)	(239,010)	(2,195)	(734,566)
Net intangible assets subject to amortization	180,225	3,079	6,316	189,620
Balances as of December 31, 2023
Gross carrying amount	691,498	249,680	8,754	949,932
Accumulated amortization	(531,003)	(247,150)	(2,142)	(780,295)
Net intangible assets subject to amortization	$160,495	2,530	6,612	169,637

	Years Ended December 31,
	2023	2022	2021
Amortization expense	$28,339	28,086	29,280
Estimated amortization expense for the years ending December 31 are as follows:

Amount
2024	$28,366
2025	28,154
2026	27,933
2027	20,742
2028	12,948

(9) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

	December 31, 2023	December 31, 2022
Land	$519,224	466,820
Buildings and improvements	2,105,114	1,851,390
Machinery and equipment	6,788,032	6,310,442
Furniture and fixtures	166,778	162,864
Leasehold improvements	110,134	107,079
Construction in progress	703,015	749,184
	10,392,297	9,647,779
Less: accumulated depreciation	5,399,131	4,986,601
Net property, plant and equipment	$4,993,166	4,661,178

Additions to property, plant and equipment included capitalized interest of $23,544, $16,895 and $9,082 in 2023, 2022 and 2021, respectively. Depreciation expense was $598,874, $564,255 and $558,818 for 2023, 2022 and 2021, respectively. Included in property, plant and equipment are finance leases with a cost of $117,350 and $82,653 and accumulated depreciation of $45,967 and $30,218 as of December 31, 2023 and 2022, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of December 31, 2023), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of December 31, 2023). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of December 31, 2023), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of December 31, 2023). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of December 31, 2023). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of December 31, 2023, amounts utilized under the Senior Credit Facility included $67,117 borrowings and $746 of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. The Company has utilized $67,863 under the Senior Credit Facility, resulting in a total of $1,882,137 available as of December 31, 2023.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2023, there was zero outstanding under the U.S. commercial paper program and the European program.

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
Notes to the Consolidated Financial Statements—(Continued)

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

At the Company’s election, U.S. dollar-denominated loans under the Term Loan Facility bear interest at an annual rate equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of December 31, 2023), determined based upon the Company’s consolidated net leverage ratio, or (b) the base rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, and SOFR (plus a 0.10% SOFR adjustment) for a 1 month period plus 1.0%) plus an applicable margin ranging between 0.00% and 0.50% (0.00% as of December 31, 2023), determined based upon the Company’s consolidated net leverage ratio. Euro-denominated loans under the Term Loan Facility bear interest at an annual rate equal to EURIBOR for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 0.825% and 1.50% (0.900% as of December 31, 2023), determined based upon the Company’s consolidated net leverage ratio.

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

On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675,000. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220,000.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$521,899	551,876	482,139	535,103
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	463,965	500,000	431,605	500,000
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	622,890	600,000	—	—
U.S. commercial paper	—	—	785,998	785,998
European commercial paper	—	—	42,808	42,808
Senior credit facility, payable August 12, 2027	67,117	67,117	—	—
U.S. Term Loan Facility	675,000	675,000	675,000	675,000
European Term Loan Facility	242,826	242,826	235,445	235,445
Finance leases and other	77,699	77,699	52,050	52,050
Unamortized debt issuance costs	(11,018)	(11,018)	(7,270)	(7,270)
Total debt	2,660,378	2,703,500	2,697,775	2,819,134
Less: current portion of long term-debt and commercial paper	1,001,715	1,001,715	840,571	840,571
Long-term debt, less current portion	$1,658,663	1,701,785	1,857,204	1,978,563

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of total debt as of December 31, 2023 are as follows:

Amount (1)
2024	$1,001,926
2025	16,151
2026	13,958
2027	562,689
2028	607,575
Thereafter	512,219
Total maturities	$2,714,518
(1) Debt maturity table excludes deferred loan costs.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	December 31, 2023	December 31, 2022
Outstanding checks in excess of cash	$2,223	2,791
Accounts payable, trade	1,038,024	1,094,038
Accrued expenses	667,761	742,099
Product warranties	37,574	38,425
Accrued interest	20,052	8,748
Accrued compensation and benefits	269,705	238,347
Total accounts payable and accrued expenses	$2,035,339	2,124,448

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

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists mainly of operating leases.

The components of lease costs for the twelve months ended December 31, 2023, 2022 and 2021, respectively, are as follows:

December 31, 2023	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$29,968	109,704	139,672
Short-term	15,445	20,162	35,607
Variable	9,717	35,739	45,456
Sub-leases	(697)	(1,480)	(2,177)
Total operating lease costs	$54,433	164,125	218,558

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$15,367	—	15,367
Interest on lease liabilities	—	1,962	1,962
Total finance lease costs	$15,367	1,962	17,329
Total lease costs			$235,887

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2022	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$21,321	110,716	132,037
Short-term	17,005	19,154	36,159
Variable	7,689	35,985	43,674
Sub-leases	(691)	(1,652)	(2,343)
Total operating lease costs	$45,324	164,203	209,527

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$11,108	—	11,108
Interest on lease liabilities	—	816	816
Total finance lease costs	$11,108	816	11,924
Total lease costs			$221,451

December 31, 2021	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$20,130	104,651	124,781
Short-term	13,415	18,434	31,849
Variable	7,949	30,127	38,076
Sub-leases	(529)	(1,113)	(1,642)
Total operating lease costs	$40,965	152,099	193,064

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$9,193	—	9,193
Interest on lease liabilities	—	772	772
Total finance lease costs	$9,193	772	9,965
Total lease costs			$203,029

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

	Classification	December 31, 2023	December 31, 2022
Assets
Operating Leases:
ROU operating lease assets	ROU operating lease assets	$428,532	387,816
Finance Leases:
Property, plant and equipment, gross	Property, plant and equipment	117,350	82,653
Accumulated depreciation	Accumulated depreciation	(45,967)	(30,218)
Property, plant and equipment, net	Property, plant and equipment, net	71,383	52,435
Total lease assets		$499,915	440,251

Liabilities
Operating Leases:
Other current	Current operating lease liabilities	$108,860	105,266
Non-current	Non-current operating lease liabilities	337,506	296,136
Total operating liabilities		446,366	401,402
Finance Leases:
Short-term debt	Short-term debt and current portion of long-term debt	16,132	11,765
Long-term debt	Long-term debt, less current portion	55,060	40,285
Total finance liabilities		71,192	52,050
Total lease liabilities		$517,558	453,452

Maturities of lease liabilities as of December 31, 2023 are as follows:

Year Ending December 31,	Finance Leases	Operating Leases	Total
2024	$18,226	134,031	152,257
2025	16,936	117,783	134,719
2026	14,306	96,534	110,840
2027	10,768	67,254	78,022
2028	7,244	43,615	50,859
Thereafter	10,092	38,469	48,561
Total lease payments	77,572	497,686	575,258
Less: imputed interest	6,380	51,320	57,700
Present value, Total	$71,192	446,366	517,558

The Company had approximately $8,330 of leases that commenced after December 31, 2023 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Lease term and discount rate are as follows:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating Leases	4.7 years	4.5 years
Finance Leases	5.5 years	6.2 years

Weighted Average Discount Rate:
Operating Leases	4.8%	3.8%
Finance Leases	3.1%	1.5%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$135,249	129,895	122,886
Operating cash flows from finance leases	1,962	816	772
Financing cash flows from finance leases	14,574	10,770	9,289
ROU assets obtained in exchange for lease obligations:
Operating leases	160,836	119,115	186,605
Finance leases	31,642	16,160	13,395
Amortization:
Amortization of ROU operating lease assets (1)	120,393	120,666	115,650
(1) Amortization of ROU operating lease assets during the period is reflected in Other assets and prepaid expenses on the Consolidated Statements of Cash Flows.

(13) Stock-Based Compensation

The Company recognized compensation expense for all share-based payments granted for the years ended December 31, 2023, 2022 and 2021 based on the grant date fair market value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

On May 19, 2017, the Company’s stockholders approved the 2017 Long-Term Incentive Plan (the “2017 Plan”), which allows the Company to reserve up to a maximum of 3,000 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through the 2027 stockholders’ meeting, unless earlier terminated or amended. On May 9, 2012, the Company’s stockholders approved the 2012 Incentive Plan (the “2012 Plan”). Under the 2012 Plan, the Company reserved up to a maximum of 3,200 shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, RSUs and other types of awards, to directors and key employees through the 2022 stockholders’ meeting, unless earlier terminated or amended. Following the approval of the 2017 Plan by the Company’s stockholders, no additional awards may be granted under the 2012 Plan after May 19, 2017.

Under the 2017 Plan (and previously, the 2012 Plan), the grant date fair market value of restricted stock and RSUs is equal to the closing market price of the Company’s common stock on the date of the grant, and such awards generally vest between three and five years. In addition, option awards may be granted with an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of the grant, and such awards generally vest between three and five years with a 10-year contractual term.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Restricted Stock Plans

A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2023, and changes during the year then ended is presented as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
RSUs outstanding, December 31, 2022	454	$126.79
Granted	271	101.42
Released	(193)	132.32
Forfeited	(45)	133.83
RSUs outstanding, December 31, 2023	487	$109.83	0.9	$50,438
Expected to vest as of December 31, 2023	487		0.9	$50,438

The Company recognized stock-based compensation costs related to the issuance of RSUs of $20,960 ($15,510, net of taxes), $22,409 ($16,582, net of taxes) and $25,651 ($18,982, net of taxes) for the years ended December 31, 2023, 2022 and 2021, respectively, which has been allocated to selling, general and administrative expenses and cost of goods sold. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $18,851 as of December 31, 2023, and will be recognized as expense over a weighted-average period of approximately 1.57 years.

Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2023	2022	2021
RSUs outstanding, January 1	454	439	375
Granted	271	192	194
Released	(193)	(134)	(105)
Forfeited	(45)	(43)	(25)
RSUs outstanding, December 31	487	454	439
Expected to vest as of December 31	487	437	418
During 2023, 2022 and 2021, shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers. The total number of shares were 3, 2, and 3, respectively.

(14) Other Income and Expense, net
Following is a summary of other (income) expense, net:

	2023	2022	2021
Foreign currency (gains) losses, net	$15,671	15,429	6,298
Release of indemnification asset	—	7,324	—
Resolution of foreign non-income tax contingencies	—	—	(6,211)
All other, net	(26,484)	(14,367)	(12,321)
Total other (income) expense, net	$(10,813)	8,386	(12,234)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(15) Income Taxes
Following is a summary of earnings (loss) before income taxes for United States and foreign operations:

	2023	2022	2021
United States	$(440,556)	(233,208)	380,632
Foreign	86,047	417,101	909,361
Earnings (loss) before income taxes	$(354,509)	183,893	1,289,993

Income tax (benefit) expense for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	2023	2022	2021
Current income taxes:
U.S. federal	$67,054	91,948	93,085
State and local	11,851	11,230	24,904
Foreign	115,903	106,032	143,385
Total current	194,808	209,210	261,374
Deferred income taxes:
U.S. federal	(50,089)	(27,756)	(2,655)
State and local	(5,251)	9,586	13,306
Foreign	(54,606)	(32,930)	(15,580)
Total deferred	(109,946)	(51,100)	(4,929)
Total income tax expense	$84,862	158,110	256,445

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. A substantial portion of the Company’s business activities are conducted in the United States, which gave rise to a loss in the current year. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain and the United Kingdom. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2023, 2022 and 2021 were (5.3)%, (36.5)%, and 33.8%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 71.2%, 17.5%, and 14.1%, respectively. The difference in rates applicable in foreign jurisdictions results from many factors, including lower statutory rates, increase in valuation allowance, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	2023	2022	2021
Income taxes at statutory rate	$(74,447)	38,618	270,898
State and local income taxes, net of federal income tax benefit	5,655	4,858	25,658
Foreign income taxes (1)	(58,984)	(50,483)	(34,981)
Change in valuation allowance	302,825	44,814	5,947
Impairment of non-deductible goodwill	183,059	132,497	—
Carryback rate differential (2)	—	—	(15,743)
Fixed asset adjustments	(6,562)	(7,289)	(7,113)
Non-deductible expenses	9,350	11,250	8,128
General business credits and incentives	(316,329)	(21,833)	(3,958)
Global intangible low-taxed income	215	7,200	34,400
Italy step-up adjustment (3)	—	—	(22,163)
Prior period adjustments	(5,638)	4,510	1,133
Tax impact of restructuring	25,428	—	—
Tax contingencies and audit settlements, net	26,331	(96)	12,505
Other, net	(6,041)	(5,936)	(18,266)
Income tax expense	$84,862	158,110	256,445
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred tax assets:
Accounts receivable	$26,179	15,783
Inventories	54,590	53,088
Employee benefits	49,671	47,089
Accrued expenses and other	123,968	95,682
Deductible state tax and interest benefit	12,256	7,584
Intangibles	122,621	122,710
Lease liabilities	100,389	108,596
Interest expense	44,153	10,749
Federal, foreign and state net operating losses and credits	814,384	448,759
Gross deferred tax assets	1,348,211	910,040
Valuation allowance	(582,683)	(284,347)
Net deferred tax assets	765,528	625,693
Deferred tax liabilities:
Inventories	(18,260)	(17,415)
Plant and equipment	(477,074)	(463,810)
Intangibles	(181,433)	(175,788)
Right of use operating lease assets	(93,801)	(102,959)
Prepaids	(52,528)	(47,079)
Other liabilities	(75,770)	(58,799)
Gross deferred tax liabilities	(898,866)	(865,850)
Net deferred tax liability	$(133,338)	(240,157)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2023, and 2022 is $582,683 and $284,347, respectively. The valuation allowance as of December 31, 2023 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2023 valuation allowance was an increase of $298,336 primarily related to a $300,000 credit received in Switzerland where realizability is uncertain as of December 31, 2023. The total change in the 2022 valuation allowance was an increase of $47,990 related to increased losses, foreign currency translation, and other activities.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2023, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $50,368, net of federal income tax benefit. A valuation allowance totaling $37,970 has been recorded against these state deferred tax assets as of December 31, 2023. In addition, as of December 31, 2023, the Company has credits and net operating loss carry forwards in the U.S. with potential tax benefits of $7,811 and in various foreign jurisdictions with potential tax benefits of $1,962,774. A valuation allowance of $6,242 and $538,471, respectively, has been recorded against these deferred tax assets as of December 31, 2023. A portion of the carryforwards expire over various periods beginning in 2024 and the remaining carryforwards have an indefinite life.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company has no intentions or plans to repatriate foreign earnings and continues to assert that historical earnings of its foreign subsidiaries as of December 31, 2023 are permanently reinvested. Should the remaining earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by U.S. foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental U.S. federal or state taxes to be accrued on these previously taxed earnings.

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

As of December 31, 2023, the Company’s gross amount of unrecognized tax benefits is $1,304,874, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $75,299 of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Balance as of January 1	$1,230,632	1,296,523
Additions based on tax positions related to the current year	4,139	1,439
Additions for tax positions of acquired companies	11,728	—
Additions for tax positions of prior years	21,744	4,678
Reductions resulting from the lapse of the statute of limitations	(422)	(3,419)
Settlements with taxing authorities	(873)	—
Effects of foreign currency translation	37,926	(68,589)
Balance as of December 31	$1,304,874	1,230,632
As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability for the full tax effected loss on hybrid instruments. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized. The tax effected loss was adjusted for foreign currency translation changes in 2023, resulting in an updated balance of $1,206,569 as of December 31, 2023.

As of December 31, 2023 and 2022, the Company has $26,926 and $14,801, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2023, 2022 and 2021, the Company accrued interest and penalties through income tax expense of $6,463, $437 and $3,236, respectively.

The Company believes that its unrecognized tax benefits could decrease by $22,680 within the next twelve months. The Company’s 2018, 2019 and 2020 federal tax returns are currently under audit by the Internal Revenue Service. As permitted by the CARES Act, the company carried back its 2020 taxable losses to tax years before the corporate income tax rate was lowered by the Tax Cut and Jobs Act. Federal income tax matters related to years prior to 2014 have been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(16) Commitments and Contingencies

The Company had approximately $746 and $19,614 in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2023 and 2022, respectively that expire within two years.

From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluorinated Compounds (“PFCs”) Litigation

In December 2019, Jarrod Johnson filed a putative class action against certain manufacturers, suppliers, and users of chemicals containing certain perfluorinated compounds (PFCs) in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFCs from their drinking water, as well as injunctive relief. The defendants removed the class action to federal court. The Company has filed a motion for summary judgment and that motion is pending before the court.

In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing certain PFCs, seeking monetary damages and injunctive relief, claiming that their water supplies contain excessive amounts of PFCs. The defendants removed the case to federal court. The Company believes the allegations are without merit and continues to vigorously defend against claims relating to its prior use of certain PFCs in the carpet manufacturing process.

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleged that defendants violated Sections 11 and 12 of the Securities Act of 1933 and was filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. The parties reached an agreement in principle to settle the lawsuit in exchange for the dismissal and a release of all claims against the defendants. The settlement agreement, which is subject to court approval, is without admission of fault or wrongdoing by defendants. The court will hold a final settlement hearing on March 21, 2024. The Company believes the allegations in the lawsuit are without merit.

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On October 5, 2021, the investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division. On October 4, 2023, plaintiffs filed amended complaints in the remaining four investor actions. The Company believes the claims are without merit and intends to vigorously defend against the claims in these actions.

The Company and certain of its present and former executive officers were named as defendants in three additional non-class action lawsuits filed in the United States District Court for the Northern District of Georgia on June 22, 2021 (the “Maverick Action”), March 25, 2022 (the “Hound Action”), and April 26, 2022 (the “Fir Tree Action,” and collectively, “Federal Investor Actions”), respectively. Each complaint is brought on behalf of one or more purported former Mohawk stockholders. The federal law claims included violations of Sections 10(b) and 18 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the officers are control persons under Section 20(a) of the Securities Exchange Act of 1934. The state law claims included fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. The parties reached settlement agreements and filed stipulations of voluntary dismissal with prejudice in all three Federal Investor Actions. The Court granted dismissal and terminated the Maverick Action, the Hound Action and the Fir Tree Action on October 18, 2023, December 20, 2023 and

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 28, 2023, respectively. The Company continues to believe the allegations in the Federal Investor Actions were without merit.

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022 (the “Delaware Derivative Action”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. On December 20, 2023, plaintiffs in the NDGA Derivative Actions filed an amended complaint. The Company believes the claims are without merit and intends to vigorously defend against the claims.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(17) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

	2023	2022	2021
Net cash paid during the years for:
Interest	$86,426	75,199	75,514
Income taxes	$187,012	248,693	323,718

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$81,138	118,701	117,084

Fair value of assets acquired, net of liabilities assumed:
Fair value of net assets acquired in acquisition	$677,057	243,934	176,924
Liabilities assumed in acquisition	(161,651)	(34,332)	(52,955)
Fair value of net assets acquired	$515,406	209,602	123,969

(18) Segment Reporting
The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home center retailers, tile and flooring retailers and contractors. Flooring NA designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and LVT) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, wood flooring, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe and Australasia through various selling channels, which include retailers, Company-operated distributors, independent distributors and home centers.

The accounting policies for each operating segment are consistent with the Company’s policies for the Consolidated Financial Statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2023, 2022 or 2021.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Segment information is as follows:

	2023	2022	2021
Assets:
Global Ceramic	$4,988,347	4,841,310	5,160,776
Flooring NA	3,909,943	4,299,360	4,125,960
Flooring ROW	4,051,647	4,275,519	4,361,741
Corporate and intersegment eliminations	609,932	704,243	576,040
Total	$13,559,869	14,120,432	14,224,517

Geographic net sales:
United States	$6,040,058	6,490,079	6,181,628
Europe (2)	3,380,980	3,701,648	3,567,902
Latin America	767,773	512,249	434,512
Other	946,304	1,033,089	1,016,571
Total	$11,135,115	11,737,065	11,200,613

Long-lived assets: (1)
United States	$2,312,850	2,317,409	2,309,575
Belgium	980,855	961,086	976,311
Other	2,127,993	1,770,499	1,740,946
Total	$5,421,698	5,048,994	5,026,832

Net sales by product categories:
Ceramic & Stone	$4,293,084	4,320,423	3,938,654
Carpet & Resilient	3,955,360	4,235,815	4,294,042
Laminate & Wood	1,732,614	1,964,486	1,852,766
Other (3)	1,154,057	1,216,341	1,115,151
Total	$11,135,115	11,737,065	11,200,613

Net sales:
Global Ceramic	$4,300,107	4,307,681	3,917,319
Flooring NA	3,829,386	4,207,041	4,116,405
Flooring ROW	3,005,622	3,222,343	3,166,889
Total	$11,135,115	11,737,065	11,200,613
(1) Long-lived assets are composed of property, plant and equipment - net, and ROU operating lease assets.
(2) Russia revenue included in Europe.
(3) Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	2023	2022	2021
Operating income (loss):
Global Ceramic	$(166,448)	(236,066)	403,135
Flooring NA	(57,182)	231,076	407,577
Flooring ROW	69,727	340,167	571,126
Corporate and intersegment eliminations	(133,905)	(90,960)	(46,827)
Total	$(287,808)	244,217	1,335,011

Depreciation and amortization:
Global Ceramic	$213,113	198,866	210,634
Flooring NA	221,064	231,279	211,872
Flooring ROW	187,464	156,041	156,700
Corporate	8,686	9,278	12,505
Total	$630,327	595,464	591,711

Capital expenditures (excluding acquisitions):
Global Ceramic	$249,033	154,266	167,224
Flooring NA	193,948	231,068	327,691
Flooring ROW	156,767	178,313	164,318
Corporate	13,181	17,095	16,887
Total	$612,929	580,742	676,120

(19) Subsequent Event

On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675,000. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220,000.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2023.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print without charge to any stockholder who requests them. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available in print without charge to any stockholder who requests it.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor ID: 185.

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

*4.9
Fourth Supplemental Indenture, dated as of September 18, 2023, by and between Mohawk Industries, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 18, 2023).

*4.10	Form of Note for the 5.850% Senior Notes due 2028. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 18, 2023).

*4.11	Description of Registrant’s Securities. (Incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K filed on February 23, 2022.)

*10.1	Registration Rights Agreement by and among Mohawk and the former shareholders of Aladdin. (Incorporated herein by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K (File No. 001-13697) for the fiscal year ended December 31, 1993.)

*10.2	Waiver Agreement between Alan S. Lorberbaum and Mohawk dated as of March 23, 1994 to the Registration Rights Agreement dated as of February 25, 1994 between Mohawk and those other persons who are signatories thereto. (Incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-13697) for the quarter ended July 2, 1994.)

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

*10.16	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 22, 2023.)

21	Subsidiaries of the Registrant.

22	Subsidiary Guarantors.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Indicates exhibit incorporated by reference.
Item 16.Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 23, 2024		Jeffrey S. Lorberbaum
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2024	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum
Chairman and Chief Executive Officer (principal executive officer)

February 23, 2024	/s/ JAMES F. BRUNK
James F. Brunk
Chief Financial Officer (principal financial officer)

February 23, 2024	/s/ WILLIAM W. HARKINS
William W. Harkins
Chief Accounting Officer and Corporate Controller (principal accounting officer)

February 23, 2024	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann
Director

February 23, 2024	/s/ JERRY W. BURRIS
Jerry W. Burris
Director

February 23, 2024	/s/ JOHN M. ENGQUIST
John M. Engquist
Director

February 23, 2024	/s/ JOSEPH A. ONORATO
Joseph A. Onorato
Director

February 23, 2024	/s/ WILLIAM H. RUNGE III
William H. Runge III
Director

February 23, 2024	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart
Director

February 23, 2024
Bernard P. Thiers
Director

February 23, 2024	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn
Director