Form 10-Q
period 2024-03-30
MOHAWK INDUSTRIES INC
filed 2024-04-26
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of April 24, 2024, the latest practicable date, is as follows: 63,863,085 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 30, 2024	April 1, 2023
Net sales	$2,679.4	2,806.2
Cost of sales	2,029.9	2,162.8
Gross profit	649.5	643.4
Selling, general and administrative expenses	502.9	517.7
Operating income	146.6	125.7
Interest expense	14.9	17.1
Other (income) and expense, net	(1.1)	(0.6)
Earnings before income taxes	132.8	109.2
Income tax expense	27.8	28.9
Net earnings including noncontrolling interests	105.0	80.3
Less: net earnings attributable to noncontrolling interests	—	0.1
Net earnings attributable to Mohawk Industries, Inc.	$105.0	80.2

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.65	1.26
Weighted-average common shares outstanding—basic	63.7	63.6

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.64	1.26
Weighted-average common shares outstanding—diluted	64.0	63.8
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net earnings including noncontrolling interests	$105.0	80.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(87.9)	6.9
Prior pension and post-retirement benefit service cost and actuarial loss, net of tax	—	(0.5)
Other comprehensive income (loss)	(87.9)	6.4
Comprehensive income	17.1	86.7
Less: comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive income attributable to Mohawk Industries, Inc.	$17.1	86.7
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	March 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$658.5	642.6
Receivables, net	2,007.2	1,874.7
Inventories	2,527.7	2,551.9
Prepaid expenses	512.5	515.8
Other current assets	15.8	19.3
Total current assets	5,721.7	5,604.3
Property, plant and equipment	10,355.1	10,392.3
Less: accumulated depreciation	5,470.0	5,399.1
Property, plant and equipment, net	4,885.1	4,993.2
Right of use operating lease assets	413.6	428.5
Goodwill	1,140.2	1,159.7
Tradenames	694.2	705.7
Other intangible assets subject to amortization, net	159.6	169.6
Deferred income taxes and other non-current assets	517.1	498.8
Total assets	$13,531.5	13,559.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$931.5	1,001.7
Accounts payable and accrued expenses	2,079.3	2,035.3
Current operating lease liabilities	109.3	108.9
Total current liabilities	3,120.1	3,145.9
Deferred income taxes	385.8	391.5
Long-term debt, less current portion	1,694.5	1,701.8
Non-current operating lease liabilities	321.8	337.5
Other long-term liabilities	361.5	354.0
Total liabilities	$5,883.7	5,930.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 71.2 and 71.0 shares issued and outstanding in 2024 and 2023, respectively	0.7	0.7
Additional paid-in capital	1,949.1	1,947.5
Retained earnings	7,075.2	6,970.2
Accumulated other comprehensive income (loss)	(1,167.8)	(1,080.0)
	7,857.2	7,838.4
Less: treasury stock at cost; 7.3 shares in 2024 and 2023	215.3	215.4
Total Mohawk Industries, Inc. stockholders’ equity	7,641.9	7,623.0
Noncontrolling interests	5.9	6.1
Total stockholders’ equity	7,647.8	7,629.1
Total liabilities and stockholders’ equity	$13,531.5	13,559.8
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net earnings including noncontrolling interests	$105.0	80.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring	4.3	6.2
Depreciation and amortization	154.2	169.9
Deferred income taxes	(11.7)	(28.7)
(Gain) loss on disposal of property, plant and equipment	(0.5)	1.2
Stock-based compensation expense	6.8	5.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(140.5)	(67.7)
Inventories	(3.8)	113.8
Accounts payable and accrued expenses	84.8	(33.1)
Other assets and prepaid expenses	(3.6)	4.3
Other liabilities	(11.3)	6.1
Net cash provided by operating activities	183.7	257.3
Cash flows from investing activities:
Additions to property, plant and equipment	(86.8)	(128.5)
Acquisitions, net of cash acquired	—	(519.4)
Purchases of short-term investments	—	(625.0)
Redemption of short-term investments	—	633.0
Net cash used in investing activities	(86.8)	(639.9)
Cash flows from financing activities:
Payments on Senior Credit Facilities	(88.3)	—
Proceeds from Senior Credit Facilities	21.8	357.4
Payments on commercial paper	(1,807.4)	(6,876.3)
Proceeds from commercial paper	2,722.2	6,989.3
Payments on Term Loan Facility	(912.3)	—
Net payments of other financing activities	(10.4)	(18.3)
Change in outstanding checks in excess of cash	(1.7)	(1.1)
Net cash (used in) provided by financing activities	(76.1)	451.0
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(5.1)
Net change in cash and cash equivalents	15.9	63.3
Cash and cash equivalents, beginning of period	642.6	509.6
Cash and cash equivalents, end of period	$658.5	572.9
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-Q refer to Mohawk Industries, Inc.

Interim Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2023 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

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

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, this standard will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

2. Acquisitions

2023 Acquisitions

During the first quarter of 2023, the Company completed the acquisitions of two ceramic tile businesses in Brazil and Mexico within Global Ceramic for $515.5 million. The Company’s acquisitions resulted in a goodwill allocation of $87.5 million. A portion of the goodwill is expected to be deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisitions. These benefits include opportunities to improve the Company’s ceramic performance by leveraging best practices, operational expertise, product innovation and manufacturing assets across the segment. The following table presents the allocation of the purchase price by major class of assets acquired and liabilities assumed as of the acquisition date.

(In millions)	Amounts Recognized as of the Acquisition Date
Working capital	$95.3
Property, plant and equipment	333.5
Tradenames	38.5
Customer relationships	4.0
Goodwill	87.5
Long-term debt, including current portion	(26.0)
Deferred tax, net	(10.0)
522.8
Less: cash acquired	(7.3)
Net consideration transferred (net of cash acquired)	$515.5

During 2023, the Company recognized impairment losses on goodwill and tradenames. For the amounts recognized, please refer to Note 8, Goodwill and Other Intangible Assets, in Part II, Item 8 in the Company’s 2023 Annual Report filed on Form 10-K as well as Note 7, Goodwill and Intangible Assets, in this Form 10-Q.

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $72.3 million and $68.0 million as of March 30, 2024 and December 31, 2023, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three months ended March 30, 2024 and April 1, 2023 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $67.2 million and $66.7 million as of March 30, 2024 and December 31, 2023, respectively. Straight-line amortization expense recognized during the three months ended March 30, 2024 and April 1, 2023 related to these capitalized costs was $15.8 million and $13.1 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended March 30, 2024 and April 1, 2023:

(In millions)
March 30, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$560.4	869.7	1.6	1,431.7
Europe (1)	255.5	0.6	565.6	821.7
Latin America	185.1	1.0	9.9	196.0
Other	43.8	28.9	157.3	230.0
Total	$1,044.8	900.2	734.4	2,679.4

Product Categories:
Ceramic & Stone	$1,032.2	5.9	—	1,038.1
Carpet & Resilient	12.6	700.0	214.2	926.8
Laminate & Wood	—	194.3	232.3	426.6
Other (2)	—	—	287.9	287.9
Total	$1,044.8	900.2	734.4	2,679.4

April 1, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$596.6	925.8	1.2	1,523.6
Europe (1)	273.5	0.2	631.6	905.3
Latin America	144.3	0.8	6.3	151.4
Other	44.9	26.6	154.4	225.9
Total	$1,059.3	953.4	793.5	2,806.2

Product Categories:
Ceramic & Stone	$1,050.1	8.6	—	1,058.7
Carpet & Resilient	9.2	750.5	222.0	981.7
Laminate & Wood	—	194.3	252.7	447.0
Other (2)	—	—	318.8	318.8
Total	$1,059.3	953.4	793.5	2,806.2
(1) Russia revenue included in Europe.
(2) Other includes roofing elements, insulation boards, chipboards and IP contracts.

4. Restructuring, Acquisition and Integration-Related Costs

The Company incurs costs in connection with acquiring, integrating and restructuring acquisitions and in connection with its global cost-reduction and productivity initiatives. For example:

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended March 30, 2024 and April 1, 2023:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Cost of sales:
Restructuring costs	$5.4	29.1
Acquisition integration-related costs	0.1	—
Restructuring and acquisition integration-related costs	$5.5	29.1

Selling, general and administrative expenses:
Restructuring costs	$1.3	0.2
Acquisition transaction-related costs	0.1	0.4
Acquisition integration-related costs	1.0	2.5
Restructuring, acquisition transaction and integration-related costs	$2.4	3.1

The restructuring activity for the three months ended March 30, 2024 is as follows:

(In millions)	Asset Write- Downs and (Gains) on Disposals	Severance	Other Restructuring Costs	Total
Balance as of December 31, 2023	$—	12.1	—	12.1
Restructuring costs
Global Ceramic	2.0	0.5	0.6	3.1
Flooring NA	—	0.1	0.8	0.9
Flooring ROW	2.3	—	0.4	2.7
Corporate	—	—	—	—
Total restructuring costs	4.3	0.6	1.8	6.7
Cash payments	—	(3.0)	(1.7)	(4.7)
Non-cash items	(4.3)	(0.2)	(0.1)	(4.6)
Balances as of March 30, 2024	$—	9.5	—	9.5

Restructuring costs recorded in:
Cost of sales	$4.3	0.1	1.0	5.4
Selling, general and administrative expenses	—	0.5	0.8	1.3
Total restructuring costs	$4.3	0.6	1.8	6.7

5. Receivables, net

(In millions)	March 30, 2024	December 31, 2023
Customers, trade	$1,868.7	1,716.3
Income tax receivable	59.7	48.4
Other	142.1	176.8
Less: allowance for discounts, claims and doubtful accounts	63.3	66.8
Receivables, net	$2,007.2	1,874.7

6. Inventories

(In millions)	March 30, 2024	December 31, 2023
Finished goods	$1,795.5	1,797.0
Work in process	165.2	164.2
Raw materials	567.0	590.7
Total inventories	$2,527.7	2,551.9

7. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2023 (1)	$—	372.3	787.4	1,159.7
Currency translation	—	—	(19.5)	(19.5)
Balance as of March 30, 2024	$—	372.3	767.9	1,140.2
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2023	$705.7
Currency translation during the period	(11.5)
Balance as of March 30, 2024	$694.2

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2023
Gross carrying amount	$691.5	249.7	8.7	949.9
Accumulated amortization	(531.0)	(247.2)	(2.1)	(780.3)
Net intangible assets subject to amortization	160.5	2.5	6.6	169.6
Balance as of March 30, 2024
Gross carrying amount	680.1	244.0	8.7	932.8
Accumulated amortization	(529.3)	(241.7)	(2.2)	(773.2)
Net intangible assets subject to amortization	$150.8	2.3	6.5	159.6

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Amortization expense	$7.0	7.2

8. Accounts Payable and Accrued Expenses

(In millions)	March 30, 2024	December 31, 2023
Outstanding checks in excess of cash	$0.5	2.2
Accounts payable, trade	1,101.9	1,038.0
Accrued expenses	681.8	667.7
Product warranties	34.0	37.6
Accrued interest	16.8	20.1
Accrued compensation and benefits	244.3	269.7
Total accounts payable and accrued expenses	$2,079.3	2,035.3

9. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2023	$(1,079.3)	(0.7)	(1,080.0)
Current period other comprehensive income (loss)	(87.8)	—	(87.8)
Balance as of March 30, 2024	$(1,167.1)	(0.7)	(1,167.8)

10. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 0.3 million restricted stock units (“RSU”) at a weighted average grant-date fair value of $114.59 per unit for the three months ended March 30, 2024. The Company granted 0.2 million RSUs at a weighted average of grant-date fair value of $103.02 per unit for the three months ended April 1, 2023. The Company recognized stock-based compensation expense related to the issuance of RSUs of $6.8 million ($5.0 million net of taxes) and $5.0 million ($3.7 million net of taxes) for the three months ended March 30, 2024 and April 1, 2023, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $38.7 million as of March 30, 2024, and will be recognized as expense over a weighted-average period of approximately 2.18 years.

11. Other Income and Expense, net

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Foreign currency (gains) losses, net	$2.1	5.0
All other, net	(3.2)	(5.6)
Total other (income) and expense, net	$(1.1)	(0.6)

12. Income Taxes

For the three months ended March 30, 2024, the Company recorded income tax expense of $27.8 million on earnings before income taxes of $132.8 million for an effective tax rate of 21.0%. For the three months ended April 1, 2023, the Company recorded income tax expense of $28.9 million on earnings before income taxes of $109.2 million, for an effective tax rate of 26.5%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and the write-off of an income tax receivable no longer expected in the three months ended April 1, 2023.

13. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended March 30, 2024 and April 1, 2023.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of December 31, 2023	71.0	$0.7	$1,947.5	$6,970.2	($1,080.0)	(7.3)	($215.4)	$6.1	$7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(5.2)	—	—	—	0.1	—	(5.1)
Stock-based compensation expense	—	—	6.8	—	—	—	—	—	6.8
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	(0.1)	(0.1)
Currency translation adjustment	—	—	—	—	(87.8)	—	—	—	(87.8)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	105.0	—	—	—	—	105.0
Balances as of March 30, 2024	71.2	$0.7	$1,949.1	$7,075.2	($1,167.8)	(7.3)	($215.3)	$5.9	$7,647.8

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2022	70.9	$0.7	$1,930.8	$7,409.8	($1,114.3)	(7.3)	($215.5)	$6.4	$8,017.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(3.8)	—	—	—	0.1	—	(3.7)
Stock-based compensation expense	—	—	5.0	—	—	—	—	—	5.0
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interest, net of taxes	—	—	0.1	—	—	—	—	(0.2)	(0.1)
Currency translation adjustment	—	—	—	—	6.9	—	—	—	6.9
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	(0.5)	—	—	—	(0.5)
Net earnings	—	—	—	80.2	—	—	—	—	80.2
Balances as of April 1, 2023	71.0	$0.7	$1,932.1	$7,490.0	($1,107.9)	(7.3)	($215.4)	$6.2	$8,105.7

14. Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings attributable to Mohawk Industries, Inc. and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	Three Months Ended
(In millions, except per share data)	March 30, 2024	April 1, 2023
Net earnings attributable to Mohawk Industries, Inc.	$105.0	80.2

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63.7	63.6
Add dilutive potential common shares—RSUs	0.3	0.2
Weighted-average common shares outstanding—diluted	64.0	63.8

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.65	1.26
Diluted	$1.64	1.26

15. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are distributed through various channels, including home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA designs, markets, manufactures, distributes and sources its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (including sheet vinyl and luxury vinyl tile (“LVT”) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW designs, markets, manufactures, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet, carpet tile, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe and Australasia through various selling channels, which include floor retailers, wholesalers, home centers, Company-operated distributors, residential builders, independent distributors, commercial contractors and commercial end users.

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

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net sales:
Global Ceramic	$1,044.8	1,059.3
Flooring NA	900.2	953.4
Flooring ROW	734.4	793.5
Total	$2,679.4	2,806.2

Operating income (loss):
Global Ceramic	$48.8	63.3
Flooring NA	45.0	(2.0)
Flooring ROW	70.9	75.2
Corporate and intersegment eliminations	(18.1)	(10.8)
Total	$146.6	125.7

(In millions)	March 30, 2024	December 31, 2023
Assets:
Global Ceramic	$4,978.1	4,988.3
Flooring NA	3,939.9	3,909.9
Flooring ROW	3,894.6	4,051.6
Corporate and intersegment eliminations	718.9	610.0
Total	$13,531.5	13,559.8

16. Commitments and Contingencies

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

In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing certain PFCs, seeking monetary damages and injunctive relief and claiming that their water supplies contain excessive amounts of PFCs. The defendants removed the case to federal court, but the case has now been remanded back to the Circuit Court of Talladega County. The Company believes the allegations are without merit and continues to vigorously defend against claims relating to its prior use of certain PFCs in the carpet manufacturing process.

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleged that defendants violated Sections 11 and 12 of the Securities Act of 1933 and was filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. The parties reached an agreement in principle to settle the lawsuit in exchange for the dismissal and a release of all claims against the defendants. The settlement agreement, which is subject to court approval, is without admission of fault or wrongdoing by defendants. The court will hold a final settlement hearing on May 29, 2024. The Company believes the allegations in the lawsuit are without merit.

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On October 5, 2021, the investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division. On October 4, 2023, plaintiffs filed amended complaints in the remaining four investor actions. On April 12, 2024, the Company and the individual defendants filed motions for summary judgment in each investor action. The Company believes the claims are without merit and intends to vigorously defend against the claims in these actions.

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Georgia Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022 (the “Delaware Derivative Action”). The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. On December 20, 2023, plaintiffs in the NDGA Derivative Actions filed an amended complaint. On February 9, 2024, the Company and the individual defendants filed a motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to vigorously defend against the claims.

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

17. Debt

Senior Credit Facility

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”). The Amendment, among other things, (i) extended the maturity of the Senior Credit Facility from October 18, 2024 to August 12, 2027, (ii) renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each, (iii) increased the Consolidated Interest Coverage Ratio financial maintenance covenant from 3.00:1.00 to 3.50:1.00, (iv) eliminated certain covenants applicable to the Company and its subsidiaries, including, but not limited to, restrictions on dispositions, restricted payments, and transactions with affiliates, and the Consolidated Net Leverage Ratio financial covenant, and (v) increased the amount available under the Senior Credit Facility to $1,950.0 million until October 18, 2024, after which the amount available under the Senior Credit Facility will decrease to $1,485.0 million. The Amendment also permits the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $600.0 million.

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of March 30, 2024), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of March 30, 2024). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of March 30, 2024), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of March 30, 2024). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of March 30, 2024). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

In 2022, the Company paid financing costs of $1.9 million in connection with the Amendment of its Senior Credit Facility. These costs were deferred and, along with previously unamortized costs of $2.7 million, are being amortized over the term of the Senior Credit Facility.

As of March 30, 2024, amounts utilized under the Senior Credit Facility included zero borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $913.6 million under the Senior Credit Facility, resulting in a total of $1,036.4 million available as of March 30, 2024.

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

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $1,950.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of March 30, 2024, there was $532.0 million outstanding under the U.S. commercial paper program, and $380.9 million outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 5.56% and 27.34 days, respectively. The weighted-average interest rate and maturity period for the European program were 4.23% and 31.80 days, respectively.

Senior Notes

On September 18, 2023, the Company completed the issuance and sale of $600.0 million aggregate principal amount of 5.850% Senior Notes (“5.850% Senior Notes”) due September 18, 2028. The 5.850% Senior Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s other existing and future senior unsecured indebtedness. Interest on the 5.850% Senior Notes is payable semi-annually in cash on March 18 and September 18 of each year, commencing on March 18, 2024. The Company paid financing costs of $5.6 million in connection with the 5.850% Senior Notes. These costs were deferred and are being amortized over the term of the 5.850% Senior Notes.

On June 12, 2020, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly-owned finance subsidiary of the Company, completed the issuance and sale of €500.0 million aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with Mohawk Finance’s other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4.4 million in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

On May 14, 2020, the Company completed the issuance and sale of $500.0 million aggregate principal amount of 3.625% Senior Notes (“3.625% Senior Notes”) due May 15, 2030. The 3.625% Senior Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured indebtedness. Interest on the 3.625% Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 2020. The Company paid financing costs of $5.5 million in connection with the 3.625% Senior Notes. These costs were deferred and are being amortized over the term of the 3.625% Senior Notes.

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

Term Loan

On August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l. (“Mohawk International”), entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575.0 million and €220.0 million. On October 3, 2022, an additional $100.0 million of borrowing capacity was added to the Term Loan Facility. The Term Loan Facility could be drawn upon in up to two advances on any business day on or before December 31, 2022, with the proceeds being used for funding working capital and general corporate purposes. On October 31, 2022 and December 6, 2022, the Company made draws of $675.0 million and €220.0 million, respectively. Principal amounts outstanding under the Term Loan Facility, along with any accrued and unpaid interest, could, at any time prior to the maturity date of August 12, 2024, be prepaid by the Company without premium or penalty. On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675.0 million plus accrued and unpaid interest. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220.0 million plus accrued and unpaid interest.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	March 30, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$511.7	539.5	521.9	551.9
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	461.7	500.0	464.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	618.0	600.0	622.9	600.0
U.S. commercial paper	532.0	532.0	—	—
European commercial paper	380.9	380.9	—	—
Senior credit facility, payable August 12, 2027	—	—	67.1	67.1
U.S. Term Loan Facility	—	—	675.0	675.0
European Term Loan Facility	—	—	242.8	242.8
Finance leases and other	83.8	83.8	77.7	77.7
Unamortized debt issuance costs	(10.2)	(10.2)	(11.0)	(11.0)
Total debt	2,577.9	2,626.0	2,660.4	2,703.5
Less: current portion of long term-debt and commercial paper	931.5	931.5	1,001.7	1,001.7
Long-term debt, less current portion	$1,646.4	1,694.5	1,658.7	1,701.8

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

18. Supplemental Cash Flow Information

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net cash paid during the periods for:
Interest	$23.1	14.2
Income taxes	$23.3	8.6

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$72.0	88.0

ROU assets obtained in exchange for lease obligations:
Operating leases	$14.4	38.0
Finance leases	$7.9	6.3

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past three decades, the Company has grown significantly through a combination of organic growth and acquisitions. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic, Flooring North America, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe and Latin America through various selling channels, which include home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including LVT and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, roofing panels, insulation boards, MDF and chipboards, which it distributes primarily in Europe and Australasia through various channels, including independent floor covering retailers, wholesalers, home centers, Company-operated distributors, independent distributors, residential builders, commercial contractors and commercial end users.

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

Due to its global footprint, Mohawk’s business is sensitive to macroeconomic and geopolitical events in the United States and abroad. As a result of ongoing Russian military actions in Ukraine, the Company has experienced and may continue to experience supply chain disruption of raw materials sourced from Ukraine, as well as other materials and spare parts needed in the Company’s operations if alternative sources identified in other countries cannot fulfill these needs. The Company may also continue to be impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals. In addition, the United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions and have proposed the use of broader economic sanctions. Since the first quarter of 2022, the Company has suspended new investments in Russia. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted. In addition, a prolonged and more expansive conflict in the Middle East region could escalate oil and petroleum-based chemical prices as well as lead to the introduction of sanctions or transportation barriers, though the extent of the conflict’s impact on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

Elevated interest rates, delayed consumer discretionary spending due to inflationary pressures, and other macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is the primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. While U.S. single-family homebuilding increased during the first quarter of 2024, home mortgage rates once again increased after easing at the beginning of 2024, and consumers continue to face a higher cost of living and reduce discretionary spending on large durable goods purchases such as flooring. The Company has, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, the Company believes demand in its markets will accelerate when interest rates decline. In addition, declining costs in energy and raw materials, coupled with lower industry volumes, have continued to exert pressure on selling prices, although energy prices in certain geographies and materials prices in some product categories remain volatile and may change significantly and unpredictably. During 2022 and 2023, the Company focused on reducing costs through restructuring actions, productivity initiatives and manufacturing enhancements by taking actions to enhance future performance, including facility, asset and product rationalizations and workforce reductions. The Company anticipates these global actions will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million.

The Company believes it is well positioned with a strong balance sheet. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases and pay current debt as it becomes due. For information on risks that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A in the Company’s 2023 Annual Report filed on Form 10-K.

In 2024, the Company plans to invest approximately $500 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended March 30, 2024, the net earnings attributable to the Company were $105.0 million compared to the net earnings attributable to the Company of $80.2 million for the three months ended April 1, 2023. The change was primarily attributable to lower input costs and productivity gains. The favorable impact of the aforementioned items was partially offset by the unfavorable net impact of price and product mix and the unfavorable net impact of foreign exchange rates. The Company believes that a number of circumstances may influence trends in 2024, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the three months ended March 30, 2024, the Company generated $183.7 million of cash from operating activities. As of March 30, 2024, the Company had cash and cash equivalents of $658.5 million, of which $433.4 million was in the United States and $225.1 million was in foreign countries.

Results of Operations

Quarter Ended March 30, 2024, as compared with Quarter Ended April 1, 2023

Net sales

Net sales for the three months ended March 30, 2024 were $2,679.4 million compared to net sales of $2,806.2 million for the three months ended April 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $172 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million.

Global Ceramic—Net sales for the three months ended March 30, 2024 were $1,044.8 million compared to net sales of $1,059.3 million for the three months ended April 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $43 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million.

Flooring NA—Net sales for the three months ended March 30, 2024 were $900.2 million compared to net sales of $953.4 million for the three months ended April 1, 2023. The change was primarily attributable to lower legacy sales volume of approximately $31 million and the unfavorable net impact of price and product mix of approximately $23 million.

Flooring ROW—Net sales for the three months ended March 30, 2024 were $734.4 million compared to net sales of $793.5 million for the three months ended April 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $107 million and fewer shipping days for the quarter ended March 30, 2024 of approximately $11 million, partially offset by higher legacy sales volume of approximately $60 million.

Gross profit

Gross profit for the three months ended March 30, 2024 was $649.5 million compared to gross profit of $643.4 million for the three months ended April 1, 2023. The change was primarily attributable to lower input costs of approximately $146 million and productivity gains of approximately $35 million, partially offset by the unfavorable net impact of price and product mix of approximately $152 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 30, 2024 were $502.9 million compared to $517.7 million for the three months ended April 1, 2023. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended March 30, 2024 compared to the three months ended April 1, 2023.

Operating income (loss)

Operating income for the three months ended March 30, 2024 was $146.6 million compared to operating income of $125.7 million for the three months ended April 1, 2023. The change was primarily attributable to lower input costs of approximately $136 million and productivity gains of approximately $47 million, partially offset by the unfavorable net impact of price and product mix of approximately $153 million and the unfavorable net impact of foreign exchange rates of approximately $12 million.

Global Ceramic—Operating income was $48.8 million for the three months ended March 30, 2024 compared to operating income of $63.3 million for the three months ended April 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $40 million and the unfavorable net impact of foreign exchange rates of approximately $11 million, partially offset by lower input costs of approximately $32 million and productivity gains of approximately $14 million.

Flooring NA—Operating income was $45.0 million for the three months ended March 30, 2024 compared to operating loss of $2.0 million for the three months ended April 1, 2023. The change was primarily attributable to lower input costs of approximately $57 million and productivity gains of approximately $23 million, partially offset by the unfavorable net impact of price and product mix of approximately $20 million.

Flooring ROW—Operating income was $70.9 million for the three months ended March 30, 2024 compared to operating income of $75.2 million for the three months ended April 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $92 million, partially offset by lower input costs of approximately $48 million; lower restructuring, acquisition and integration-related, and other costs of approximately $22 million; higher sales volume of approximately $11 million and productivity gains of approximately $10 million.

Interest Expense

Interest expense was $14.9 million for the three months ended March 30, 2024 compared to interest expense of $17.1 million for the three months ended April 1, 2023. The change was primarily attributable to several factors, including: lower overall debt and the prepayment of the Term Loans.

Other Income and Expense

Other income, net was $1.1 million for the three months ended March 30, 2024 compared to of $0.6 million for the three months ended April 1, 2023. Other income, net did not significantly change for the three months ended March 30, 2024 from the three months ended April 1, 2023.

Income Tax Expense

For the three months ended March 30, 2024, the Company recorded income tax expense of $27.8 million on a earnings before income taxes of $132.8 million, for an effective tax rate of 21.0%. For the three months ended April 1, 2023, the Company recorded income tax expense of $28.9 million on earnings before income taxes of $109.2 million, for an effective tax rate of 26.5%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and the write-off of an income tax receivable no longer expected in the three months ended April 1, 2023.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2024 was $183.7 million, compared to net cash provided by operating activities of $257.3 million in the first three months of 2023. The change was primarily attributable to the change in inventory and accounts receivable, partially offset by the change in accounts payable and higher net earnings.

Net cash used in investing activities in the first three months of 2024 was $86.8 million compared to net cash used in investing activities of $639.9 million in the first three months of 2023. The change was primarily attributable to the decrease in acquisition costs of $519.4 million and the decrease in capital expenditures of $41.7 million.

Net cash used in financing activities in the first three months of 2024 was $76.1 million compared to net cash provided by financing activities of $451.0 million in the first three months of 2023. The change was primarily attributable to higher payments of term loan facility of $912.3 million and lower proceeds from Senior Credit Facility of $423.9 million (net of payments), partially offset by the higher proceeds from commercial paper of $801.9 million (net of borrowing).

As of March 30, 2024, the Company had cash of $658.5 million, of which $433.4 million was in the United States and $225.1 million was in foreign countries. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of March 30, 2024, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

See Note 17, Debt, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2023 Annual Report filed on Form 10-K except as described herein.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company's critical accounting policies are described in its 2023 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 30, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2024, approximately 65% of the Company’s debt portfolio was comprised of fixed-rate debt and 35% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.3 million for the three months ended March 30, 2024.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2023 Annual Report filed on Form 10-K.

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

See Note 16, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect the Company's business, financial condition or results.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ: changes in economic or industry conditions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s SEC reports and public announcements.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the first quarter of 2024, the Company did not purchase any of its common stock. As of March 30, 2024, there remained $229.2 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended March 30, 2024:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 3, 2024	0.0	$—	0.0	$229.2
February 4 through March 2, 2024	0.0	$—	0.0	$229.2
March 3 through March 30, 2024	0.0	$—	0.0	$229.2
Total	0.0	$—	0.0

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	April 26, 2024	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	April 26, 2024	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)