Form 10-Q
period 2024-06-29
MOHAWK INDUSTRIES INC
filed 2024-07-26
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of July 24, 2024, the latest practicable date, is as follows: 63,117,076 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$2,801.3	2,950.5	5,480.7	5,756.7
Cost of sales	2,077.5	2,218.5	4,107.4	4,381.3
Gross profit	723.8	732.0	1,373.3	1,375.4
Selling, general and administrative expenses	509.8	578.9	1,012.7	1,096.6
Operating income	214.0	153.1	360.6	278.8
Interest expense	12.6	22.9	27.5	40.0
Other (income) and expense, net	1.6	2.2	0.5	1.6
Earnings before income taxes	199.8	128.0	332.6	237.2
Income tax expense	42.3	26.8	70.1	55.7
Net earnings including noncontrolling interests	157.5	101.2	262.5	181.5
Less: net earnings attributable to noncontrolling interests	0.1	—	0.1	0.1
Net earnings attributable to Mohawk Industries, Inc.	$157.4	101.2	262.4	181.4

Basic earnings per share attributable to Mohawk Industries, Inc.	$2.47	1.59	4.12	2.85
Weighted-average common shares outstanding—basic	63.6	63.7	63.7	63.6

Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.46	1.58	4.10	2.84
Weighted-average common shares outstanding—diluted	63.9	63.9	64.0	63.9
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings including noncontrolling interests	$157.5	101.2	262.5	181.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(71.0)	(0.2)	(158.9)	6.7
Prior pension and post-retirement benefit service cost and actuarial loss, net of tax	—	—	—	(0.5)
Other comprehensive income (loss)	(71.0)	(0.2)	(158.9)	6.2
Comprehensive income	86.5	101.0	103.6	187.7
Less: comprehensive loss attributable to noncontrolling interests	(0.1)	(0.3)	(0.1)	(0.3)
Comprehensive income attributable to Mohawk Industries, Inc.	$86.6	101.3	103.7	188.0
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	June 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$497.4	642.6
Receivables, net	2,018.5	1,874.7
Inventories	2,579.9	2,551.9
Prepaid expenses	528.7	515.8
Other current assets	16.8	19.3
Total current assets	5,641.3	5,604.3
Property, plant and equipment	10,318.6	10,392.3
Less: accumulated depreciation	5,559.4	5,399.1
Property, plant and equipment, net	4,759.2	4,993.2
Right of use operating lease assets	396.2	428.5
Goodwill	1,136.7	1,159.7
Tradenames	689.5	705.7
Other intangible assets subject to amortization, net	151.9	169.6
Deferred income taxes and other non-current assets	504.8	498.8
Total assets	$13,279.6	13,559.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$718.0	1,001.7
Accounts payable and accrued expenses	2,109.8	2,035.3
Current operating lease liabilities	109.9	108.9
Total current liabilities	2,937.7	3,145.9
Deferred income taxes	361.2	391.5
Long-term debt, less current portion	1,691.5	1,701.8
Non-current operating lease liabilities	301.6	337.5
Other long-term liabilities	335.1	354.0
Total liabilities	$5,627.1	5,930.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 70.4 and 71.0 shares issued and outstanding in 2024 and 2023, respectively	0.7	0.7
Additional paid-in capital	1,955.0	1,947.5
Retained earnings	7,144.8	6,970.2
Accumulated other comprehensive income (loss)	(1,238.7)	(1,080.0)
	7,861.8	7,838.4
Less: treasury stock at cost; 7.3 shares in 2024 and 2023	215.3	215.4
Total Mohawk Industries, Inc. stockholders’ equity	7,646.5	7,623.0
Noncontrolling interests	6.0	6.1
Total stockholders’ equity	7,652.5	7,629.1
Total liabilities and stockholders’ equity	$13,279.6	13,559.8
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net earnings including noncontrolling interests	$262.5	181.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	25.1	33.4
Depreciation and amortization	325.7	326.5
Deferred income taxes	(32.8)	(59.5)
(Gain) loss on disposal of property, plant and equipment	(1.7)	0.4
Stock-based compensation expense	13.6	10.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(196.8)	(93.1)
Inventories	(66.9)	208.8
Accounts payable and accrued expenses	102.2	(84.0)
Other assets and prepaid expenses	18.5	(19.5)
Other liabilities	(32.1)	16.0
Net cash provided by operating activities	417.3	520.9
Cash flows from investing activities:
Additions to property, plant and equipment	(178.2)	(245.2)
Acquisitions, net of cash acquired	—	(515.4)
Purchases of short-term investments	—	(775.0)
Redemption of short-term investments	—	933.0
Net cash used in investing activities	(178.2)	(602.6)
Cash flows from financing activities:
Payments on Senior Credit Facility	(202.2)	(827.8)
Proceeds from Senior Credit Facility	135.7	827.7
Payments on commercial paper	(5,158.2)	(11,827.6)
Proceeds from commercial paper	5,861.0	12,013.4
Payments on Term Loan Facility	(912.3)	—
Net payments of other financing activities	(16.1)	(30.6)
Purchase of Mohawk common stock	(87.8)	—
Change in outstanding checks in excess of cash	(1.6)	1.2
Net cash (used in) provided by financing activities	(381.5)	156.3
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(13.3)
Net change in cash and cash equivalents	(145.2)	61.3
Cash and cash equivalents, beginning of period	642.6	509.6
Cash and cash equivalents, end of period	$497.4	570.9
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

Recent Accounting Pronouncements—Effective in Future Years

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new guidance.

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

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $74.5 million and $68.0 million as of June 29, 2024 and December 31, 2023, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and six months ended June 29, 2024 and July 1, 2023 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $67.9 million and $66.7 million as of June 29, 2024 and December 31, 2023, respectively. Straight-line amortization expense recognized during the six months ended June 29, 2024 and July 1, 2023 related to these capitalized costs was $31.6 million and $27.5 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended June 29, 2024 and July 1, 2023:

(In millions)
June 29, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$593.4	930.6	2.8	1,526.8
Europe	291.9	0.7	552.4	845.0
Latin America	182.5	1.0	9.2	192.7
Other	47.8	26.2	162.8	236.8
Total	$1,115.6	958.5	727.2	2,801.3

Product Categories:
Ceramic & Stone	$1,099.7	6.1	—	1,105.8
Carpet & Resilient	15.9	747.4	223.7	987.0
Laminate & Wood	—	205.0	236.0	441.0
Other (1)	—	—	267.5	267.5
Total	$1,115.6	958.5	727.2	2,801.3

July 1, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$611.6	973.5	2.3	1,587.4
Europe	297.3	0.1	611.3	908.7
Latin America	198.0	0.7	8.2	206.9
Other	48.5	27.4	171.6	247.5
Total	$1,155.4	1,001.7	793.4	2,950.5

Product Categories:
Ceramic & Stone	$1,145.3	9.9	—	1,155.2
Carpet & Resilient	10.1	791.3	235.4	1,036.8
Laminate & Wood	—	200.5	253.8	454.3
Other (1)	—	—	304.2	304.2
Total	$1,155.4	1,001.7	793.4	2,950.5
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended June 29, 2024 and July 1, 2023:

(In millions)
June 29, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,153.7	1,800.4	4.5	2,958.6
Europe	547.4	1.3	1,118.0	1,666.7
Latin America	367.6	2.0	19.1	388.7
Other	91.7	55.0	320.0	466.7
Total	$2,160.4	1,858.7	1,461.6	5,480.7

Product Categories
Ceramic & Stone	$2,131.9	12.0	—	2,143.9
Carpet & Resilient	28.5	1,447.5	437.9	1,913.9
Laminate & Wood	—	399.2	468.2	867.4
Other (1)	—	—	555.5	555.5
Total	$2,160.4	1,858.7	1,461.6	5,480.7

July 1, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,208.2	1,899.3	3.5	3,111.0
Europe	570.8	0.3	1,242.9	1,814.0
Latin America	342.3	1.6	14.6	358.5
Other	93.4	53.9	325.9	473.2
Total	$2,214.7	1,955.1	1,586.9	5,756.7

Product Categories
Ceramic & Stone	$2,195.4	18.5	—	2,213.9
Carpet & Resilient	19.3	1,541.8	317.0	1,878.1
Laminate & Wood	—	394.8	646.9	1,041.7
Other (1)	—	—	623.0	623.0
Total	$2,214.7	1,955.1	1,586.9	5,756.7
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales:
Restructuring costs	$35.2	29.5	40.6	58.6
Acquisition integration-related costs	—	0.9	0.1	0.9
Restructuring and acquisition integration-related costs	$35.2	30.4	40.7	59.5

Selling, general and administrative expenses:
Restructuring costs	$6.0	5.6	7.3	5.8
Acquisition transaction-related costs	0.1	1.0	0.2	1.3
Acquisition integration-related costs	0.1	4.7	1.1	7.1
Restructuring, acquisition transaction and integration-related costs	$6.2	11.3	8.6	14.2

During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2024, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above.

The following table summarizes the restructuring activities for the three months ended June 29, 2024:

(In millions)	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other Restructuring Costs	Total
Balance as of March 30, 2024	$—	9.5	—	9.5
Restructuring costs
Global Ceramic	7.2	5.0	(0.6)	11.6
Flooring NA	1.7	—	2.0	3.7
Flooring ROW	18.7	6.9	—	25.6
Corporate	—	0.3	—	0.3
Total restructuring costs	27.6	12.2	1.4	41.2
Cash payments	—	(5.3)	(1.4)	(6.7)
Non-cash items	(27.6)	(0.1)	—	(27.7)
Balances as of June 29, 2024	$—	16.3	—	16.3

Restructuring costs recorded in:
Cost of sales	$27.6	6.6	1.0	35.2
Selling, general and administrative expenses	—	5.6	0.4	6.0
Total restructuring costs	$27.6	12.2	1.4	41.2

The following table summarizes the restructuring activities for the six months ended June 29, 2024:

(In millions)	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other restructuring costs	Total
Balances as of December 31, 2023	$—	12.1	—	12.1
Restructuring costs
Global Ceramic	9.2	5.5	—	14.7
Flooring NA	1.7	—	2.8	4.5
Flooring ROW	21.0	7.0	0.4	28.4
Corporate	—	0.3	—	0.3
Total restructuring costs	31.9	12.8	3.2	47.9
Cash payments	—	(8.3)	(3.1)	(11.4)
Non-cash items	(31.9)	(0.3)	(0.1)	(32.3)
Balances as of June 29, 2024	$—	16.3	—	16.3

Restructuring costs recorded in:
Cost of sales	$31.9	6.7	2.0	40.6
Selling, general and administrative expenses	—	6.1	1.2	7.3
Total restructuring costs	$31.9	12.8	3.2	47.9

The Company currently estimates that it will incur additional restructuring costs of approximately $95-$110 million primarily related to asset write-downs and other restructuring related costs, which are expected to be executed throughout 2025 and into 2026.

As of June 29, 2024, the accrual balance related to restructuring activities was $6.1 million for plans approved prior to 2024 and $10.2 million for plans approved during 2024.

For the plans approved prior to 2024, restructuring expenses of $6.2 million and $12.4 million were recorded during the three and six months ended June 29, 2024, respectively. For the plans approved during 2024, restructuring expenses of $35.0 million and $35.5 million were recorded during the three and six months ended June 29, 2024, respectively.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Receivables, net

(In millions)	June 29, 2024	December 31, 2023
Customers, trade	$1,905.2	1,716.3
Income tax receivable	35.1	48.4
Other	143.7	176.8
Less: allowance for discounts, claims and doubtful accounts	65.5	66.8
Receivables, net	$2,018.5	1,874.7

6. Inventories

(In millions)	June 29, 2024	December 31, 2023
Finished goods	$1,824.1	1,797.0
Work in process	168.2	164.2
Raw materials	587.6	590.7
Total inventories	$2,579.9	2,551.9

7. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2023 (1)	$—	372.3	787.4	1,159.7
Currency translation	—	—	(23.0)	(23.0)
Balance as of June 29, 2024	$—	372.3	764.4	1,136.7
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2023	$705.7
Currency translation during the period	(16.2)
Balance as of June 29, 2024	$689.5

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2023
Gross carrying amount	$691.5	249.7	8.7	949.9
Accumulated amortization	(531.0)	(247.2)	(2.1)	(780.3)
Net intangible assets subject to amortization	160.5	2.5	6.6	169.6
Balance as of June 29, 2024
Gross carrying amount	677.4	242.4	8.6	928.4
Accumulated amortization	(534.0)	(240.2)	(2.3)	(776.5)
Net intangible assets subject to amortization	$143.4	2.2	6.3	151.9

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization expense	$7.0	7.1	13.7	14.2

8. Accounts Payable and Accrued Expenses

(In millions)	June 29, 2024	December 31, 2023
Outstanding checks in excess of cash	$0.6	2.2
Accounts payable, trade	1,082.8	1,038.0
Accrued expenses	708.5	667.7
Product warranties	33.8	37.6
Accrued interest	14.0	20.1
Accrued compensation and benefits	270.1	269.7
Total accounts payable and accrued expenses	$2,109.8	2,035.3

9. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2023	$(1,079.3)	(0.7)	(1,080.0)
Current period other comprehensive income (loss)	(158.7)	—	(158.7)
Balance as of June 29, 2024	$(1,238.0)	(0.7)	(1,238.7)

10. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted no restricted stock units (“RSUs”) for the three months ended June 29, 2024. The Company granted 0.3 million RSUs at a weighted average grant-date fair value of $101.42 per unit for the six months ended June 29, 2024. The Company granted 0.0 million RSUs at a weighted average of grant-date fair value of $94.86 per unit for the three months ended July 1, 2023. The Company granted 0.3 million RSUs at a weighted average grant-date fair value of $102.09 per unit for the six months ended July 1, 2023. The Company recognized stock-based compensation expense related to the issuance of RSUs of $6.8 million ($5.0 million net of taxes) and $5.4 million ($4.0 million net of taxes) for the three months ended June 29, 2024 and July 1, 2023, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to the issuance of RSUs of $13.6 million ($10.1 million net of taxes) and $10.4 million ($7.7 million net of taxes) for the six months ended June 29, 2024 and July 1, 2023, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $31.9 million as of June 29, 2024, and will be recognized as expense over a weighted-average period of approximately 2.00 years.

11. Other Income and Expense, net

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency (gains) losses, net	$1.8	6.8	3.9	11.7
All other, net	(0.2)	(4.6)	(3.4)	(10.1)
Total other (income) and expense, net	$1.6	2.2	0.5	1.6

12. Income Taxes

For the three months ended June 29, 2024, the Company recorded income tax expense of $42.3 million on earnings before income taxes of $199.8 million for an effective tax rate of 21.2%. For the three months ended July 1, 2023, the Company recorded income tax expense of $26.8 million on earnings before income taxes of $128.0 million, for an effective tax rate of 20.9%. The increase in the effective tax rate was primarily driven by higher earnings before taxes and the Company’s geographic dispersion of profits and losses for the respective periods, partially offset by a larger increase in unrecognized tax benefits during the three months ended July 1, 2023.

For the six months ended June 29, 2024, the Company recorded income tax expense of $70.1 million on earnings before income taxes of $332.6 million for an effective tax rate of 21.1%, as compared to income tax expense of $55.7 million on earnings before income taxes of $237.2 million, for an effective tax rate of 23.5% for the six months ended July 1, 2023. The decrease in the effective tax rate was primarily driven by a larger increase in unrecognized tax benefits and the write-off of an income tax receivable no longer expected during the six months ended July 1, 2023, partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

13. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended June 29, 2024 and July 1, 2023.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of March 30, 2024	71.2	$0.7	$1,949.1	$7,075.2	($1,167.8)	(7.3)	($215.3)	$5.9	$7,647.8
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(0.9)	—	—	—	—	—	(0.9)
Stock-based compensation expense	—	—	6.8	—	—	—	—	—	6.8
Repurchases of common stock	(0.8)	—	—	(87.8)	—	—	—	—	(87.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment	—	—	—	—	(70.9)	—	—	—	(70.9)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	157.4	—	—	—	—	157.4
Balances as of June 29, 2024	70.4	$0.7	$1,955.0	$7,144.8	($1,238.7)	(7.3)	($215.3)	$6.0	$7,652.5

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of April 1, 2023	71.0	$0.7	$1,932.1	$7,490.0	($1,107.9)	(7.3)	($215.4)	$6.2	$8,105.7
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5.3	—	—	—	—	—	5.3
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	0.1	—	—	—	0.1
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	101.2	—	—	—	—	101.2
Balances as of July 1, 2023	71.0	$0.7	$1,937.4	$7,591.2	($1,107.8)	(7.3)	($215.4)	$5.9	$8,212.0

The following tables reflect the changes in stockholders’ equity for the six months ended June 29, 2024 and July 1, 2023.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2023	71.0	$0.7	$1,947.5	$6,970.2	($1,080.0)	(7.3)	($215.4)	$6.1	$7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.1)	—	—	—	0.1	—	(6.0)
Stock-based compensation expense	—	—	13.6	—	—	—	—	—	13.6
Repurchases of common stock	(0.8)	—	—	(87.8)	—	—	—	—	(87.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(158.7)	—	—	—	(158.7)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	262.4	—	—	—	—	262.4
Balances as of June 29, 2024	70.4	$0.7	$1,955.0	$7,144.8	($1,238.7)	(7.3)	($215.3)	$6.0	$7,652.5

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2022	70.9	$0.7	$1,930.8	$7,409.8	($1,114.3)	(7.3)	($215.5)	$6.4	$8,017.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(3.9)	—	—	—	0.1	—	(3.8)
Stock-based compensation expense	—	—	10.4	—	—	—	—	—	10.4
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Purchase of noncontrolling interest, net of taxes	—	—	0.1	—	—	—	—	(0.2)	(0.1)
Currency translation adjustment	—	—		—	7.0	—	—	—	7.0
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	(0.5)	—	—	—	(0.5)
Net earnings	—	—	—	181.4	—	—	—	—	181.4
Balances as of July 1, 2023	71.0	$0.7	$1,937.4	$7,591.2	($1,107.8)	(7.3)	($215.4)	$5.9	$8,212.0

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

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings attributable to Mohawk Industries, Inc.	$157.4	101.2	262.4	181.4

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63.6	63.7	63.7	63.6
Add dilutive potential common shares—RSUs	0.3	0.2	0.3	0.3
Weighted-average common shares outstanding—diluted	63.9	63.9	64.0	63.9

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.47	1.59	4.12	2.85
Diluted	$2.46	1.58	4.10	2.84

15. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are distributed through various channels, including home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA designs, markets, manufactures, distributes and sources its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (including sheet vinyl and luxury vinyl tile (“LVT”) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW designs, markets, manufactures, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet, carpet tiles, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, decorative panels and other wood products, which it distributes primarily in Europe and Australasia through various selling channels, which include floor retailers, wholesalers, home centers, Company-operated distributors, residential builders, independent distributors, commercial contractors and commercial end users.

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

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Global Ceramic	$1,115.6	1,155.4	2,160.4	2,214.7
Flooring NA	958.5	1,001.7	1,858.7	1,955.1
Flooring ROW	727.2	793.4	1,461.6	1,586.9
Total	$2,801.3	2,950.5	5,480.7	5,756.7

Operating income (loss):
Global Ceramic	$83.1	84.0	131.9	147.3
Flooring NA	78.3	37.2	123.3	35.2
Flooring ROW	65.6	87.0	136.5	162.2
Corporate and intersegment eliminations	(13.0)	(55.1)	(31.1)	(65.9)
Total	$214.0	153.1	360.6	278.8

(In millions)	June 29, 2024	December 31, 2023
Assets:
Global Ceramic	$4,931.5	4,988.3
Flooring NA	3,940.2	3,909.9
Flooring ROW	3,899.2	4,051.6
Corporate and intersegment eliminations	508.7	610.0
Total	$13,279.6	13,559.8

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

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in a putative state securities class action lawsuit filed in the Superior Court of the State of Delaware on January 30, 2020. The complaint alleged that defendants violated Sections 11 and 12 of the Securities Act of 1933 and was filed on behalf of shareholders who purchased shares of the Company’s common stock in Mohawk Industries Retirement Plan 1 and Mohawk Industries Retirement Plan 2 between April 27, 2017 and July 25, 2019. The parties reached an agreement in principle to settle the lawsuit in exchange for the dismissal and a release of all claims against the defendants (the “Settlement Agreement”). Following the final settlement hearing on May 29, 2024, the court entered final approval of the settlement and closed the case on June 7, 2024. The Settlement Agreement is without admission of fault or wrongdoing by the defendants.

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

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of June 29, 2024), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of June 29, 2024). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of June 29, 2024), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of June 29, 2024). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of June 29, 2024). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of June 29, 2024, amounts utilized under the Senior Credit Facility included zero borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $699.1 million under the Senior Credit Facility, resulting in a total of $1,250.9 million available as of June 29, 2024.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of June 29, 2024, there was $385.0 million outstanding under the U.S. commercial paper program, and $313.4 million outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 5.51% and 21.62 days, respectively. The weighted-average interest rate and maturity period for the European program were 3.9% and 28.67 days, respectively.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	June 29, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$508.0	535.6	521.9	551.9
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	457.0	500.0	464.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	612.0	600.0	622.9	600.0
U.S. commercial paper	385.0	385.0	—	—
European commercial paper	313.4	313.4	—	—
Senior Credit Facility, payable August 12, 2027	—	—	67.1	67.1
U.S. Term Loan Facility	—	—	675.0	675.0
European Term Loan Facility	—	—	242.8	242.8
Finance leases and other	85.1	85.1	77.7	77.7
Unamortized debt issuance costs	(9.6)	(9.6)	(11.0)	(11.0)
Total debt	2,350.9	2,409.5	2,660.4	2,703.5
Less: current portion of long term-debt and commercial paper	718.0	718.0	1,001.7	1,001.7
Long-term debt, less current portion	$1,632.9	1,691.5	1,658.7	1,701.8

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

18. Supplemental Cash Flow Information

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Net cash paid during the periods for:
Interest	$43.7	54.2
Income taxes	$81.0	85.7

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$65.8	107.7

ROU assets obtained in exchange for lease obligations:
Operating leases	$27.2	73.1
Finance leases	$15.1	20.5

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the past three decades, the Company has grown significantly through a combination of organic growth and acquisitions. Its current geographic breadth and diverse product offering are reflected in three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone tile and other products including natural stone, porcelain slabs and quartz countertops, which it distributes primarily in North America, Europe and Latin America through various selling channels, which include home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA designs, manufactures, sources and markets its floor covering products, including broadloom carpet, carpet tile, carpet cushion, rugs, laminate, vinyl products, including LVT and sheet vinyl, and wood flooring, all of which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The Segment’s product lines are sold through various channels, including independent floor covering retailers, home centers, mass merchandisers, department stores, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, vinyl products, including LVT and sheet vinyl, wood flooring, broadloom carpet, carpet tiles, roofing panels, insulation boards, MDF and chipboards, and decorative panels, which it distributes primarily in Europe and Australasia through various channels, including independent floor covering retailers, wholesalers, home centers, Company-operated distributors, independent distributors, residential builders, commercial contractors and commercial end users.

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

Elevated interest rates, delayed consumer discretionary spending due to inflationary pressures, and other macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is the primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain suppressed due to elevated home mortgage rates and the "locked-in" effect on homeowners, and consumers continue to face a higher cost of living and postpone large purchases of durable goods such as flooring. The Company has, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, the Company believes demand in its markets will accelerate when interest rates decline. In addition, declining costs in energy and raw materials, coupled with lower industry volumes, have continued to exert pressure on selling prices, although energy prices in certain geographies and materials prices in some product categories remain volatile and may change significantly and unpredictably. During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. The Company anticipates these projects will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million. In 2024, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above. The Company anticipates these projects will deliver further annual savings of approximately $100 million, of which approximately $20-$25 million will be recognized during 2024. The cash cost of these actions is approximately $40 million, with a total cost of approximately $130 million. Execution timelines will vary by project, with some savings extending into 2026.

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

For the three months ended June 29, 2024, the net earnings attributable to the Company were $157.4 million compared to the net earnings attributable to the Company of $101.2 million for the three months ended July 1, 2023. The change was primarily attributable to lower inflation; productivity gains and lower legal settlements, reserves and fees, partially offset by the unfavorable net impact of price and product mix; higher taxes due to increased earnings for the three months ended June 29, 2024 and the unfavorable net impact of foreign exchange rates.

For the six months ended June 29, 2024, the net earnings attributable to the Company were $262.4 million compared to the net earnings attributable to the Company of $181.4 million for the six months ended July 1, 2023. The change was primarily attributable to lower inflation; productivity gains; lower legal settlements, reserves and fees and lower restructuring, acquisition and integration-related, and other costs, partially offset by the unfavorable net impact of price and product mix and the unfavorable net impact of foreign exchange rates.

The Company believes that a number of circumstances may influence trends in 2024, including high interest rates, the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the six months ended June 29, 2024, the Company generated $417.3 million of cash from operating activities. As of June 29, 2024, the Company had cash and cash equivalents of $497.4 million, of which $283.5 million was in the United States and $213.9 million was in foreign countries.

Results of Operations

Quarter Ended June 29, 2024, as compared with Quarter Ended July 1, 2023

Net sales

Net sales for the three months ended June 29, 2024 were $2,801.3 million compared to net sales of $2,950.5 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $128 million and the unfavorable net impact of foreign exchange rates of approximately $25 million.

Global Ceramic—Net sales for the three months ended June 29, 2024 were $1,115.6 million compared to net sales of $1,155.4 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $23 million and the unfavorable net impact of foreign exchange rates of approximately $15 million.

Flooring NA—Net sales for the three months ended June 29, 2024 were $958.5 million compared to net sales of $1,001.7 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $49 million.

Flooring ROW—Net sales for the three months ended June 29, 2024 were $727.2 million compared to net sales of $793.4 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $56 million and the unfavorable net impact of foreign exchange rates of approximately $10 million.

Gross profit

Gross profit for the three months ended June 29, 2024 was $723.8 million compared to gross profit of $732.0 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix and the unfavorable net impact of foreign exchange rates, partially offset by lower input costs and productivity gains. Gross profit did not significantly change as a percentage of net sales for the three months ended June 29, 2024 compared to the three months ended July 1, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 29, 2024 were $509.8 million compared to $578.9 million for the three months ended July 1, 2023. The change was primarily attributable to lower legal settlements, reserves and fees. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended June 29, 2024 compared to the three months ended July 1, 2023.

Operating income

Operating income for the three months ended June 29, 2024 was $214.0 million compared to operating income of $153.1 million for the three months ended July 1, 2023. The change was primarily attributable to lower input costs of approximately $83 million, productivity gains of approximately $49 million and lower legal settlements, reserves and fees of approximately $47 million, partially offset by the unfavorable net impact of price and product mix of approximately $111 million and the unfavorable net impact of foreign exchange rates of approximately $11 million.

Global Ceramic—Operating income was $83.1 million for the three months ended June 29, 2024 compared to operating income of $84.0 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $25 million and the unfavorable net impact of foreign exchange rates of approximately $10 million, partially offset by lower input costs of approximately $17 million and productivity gains of approximately $14 million.

Flooring NA—Operating income was $78.3 million for the three months ended June 29, 2024 compared to operating income of $37.2 million for the three months ended July 1, 2023. The change was primarily attributable to lower input costs of approximately $36 million, productivity gains of approximately $19 million and lower restructuring, acquisition and integration-related, and other costs of approximately $15 million, partially offset by the unfavorable net impact of price and product mix of approximately $36 million.

Flooring ROW—Operating income was $65.6 million for the three months ended June 29, 2024 compared to operating income of $87.0 million for the three months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $50 million and higher restructuring, acquisition and integration-related, and other costs of approximately $16 million, partially offset by lower input costs of approximately $30 million and productivity gains of approximately $15 million.

Interest Expense

Interest expense was $12.6 million for the three months ended June 29, 2024 compared to interest expense of $22.9 million for the three months ended July 1, 2023. The change was primarily attributable to strong cash flow and the resulting lower debt level.

Other Income and Expense

Other expense, net was $1.6 million for the three months ended June 29, 2024 compared to of $2.2 million for the three months ended July 1, 2023. Other expense, net did not significantly change for the three months ended June 29, 2024 from the three months ended July 1, 2023.

Income Tax Expense

For the three months ended June 29, 2024, the Company recorded income tax expense of $42.3 million on a earnings before income taxes of $199.8 million, for an effective tax rate of 21.2%. For the three months ended July 1, 2023, the Company recorded income tax expense of $26.8 million on earnings before income taxes of $128.0 million, for an effective tax rate of 20.9%. The increase in the effective tax rate was primarily driven by higher earnings before taxes and the Company’s geographic dispersion of profits and losses for the respective periods, partially offset by a larger increase in unrecognized tax benefits during the three months ended July 1, 2023.

Six Months Ended June 29, 2024, as compared with Six Months Ended July 1, 2023

Net sales

Net sales for the six months ended June 29, 2024 were $5,480.7 million compared to net sales of $5,756.7 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $300 million and the unfavorable net impact of foreign exchange rates of approximately $29 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million and higher legacy sales volume of approximately $19 million.

Global Ceramic—Net sales for the six months ended June 29, 2024 were $2,160.4 million compared to net sales of $2,214.7 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $66 million, the unfavorable net impact of foreign exchange rates of approximately $18 million and lower legacy sales volume of approximately $17 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million.

Flooring NA—Net sales for the six months ended June 29, 2024 were $1,858.7 million compared to net sales of $1,955.1 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $72 million and lower legacy sales volume of approximately $25 million.

Flooring ROW—Net sales for the six months ended June 29, 2024 were $1,461.6 million compared to net sales of $1,586.9 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $163 million and the unfavorable net impact of foreign exchange rates of approximately $11 million, partially offset by higher legacy sales volume of approximately $60 million.

Gross profit

Gross profit for the six months ended June 29, 2024 was $1,373.3 million compared to gross profit of $1,375.4 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix and the unfavorable net impact of foreign exchange rates, partially offset by lower input costs and productivity gains. Gross profit did not significantly change as a percentage of net sales for the six months ended June 29, 2024 compared to the six months ended July 1, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 29, 2024 were $1,012.7 million compared to $1,096.6 million for the six months ended July 1, 2023. The change was primarily attributable to lower legal settlements, reserves and fees. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the six months ended June 29, 2024 compared to the six months ended July 1, 2023.

Operating income

Operating income for the six months ended June 29, 2024 was $360.6 million compared to operating income of $278.8 million for the six months ended July 1, 2023. The change was primarily attributable to lower input costs of approximately $219 million; productivity gains of approximately $96 million, lower legal settlements, reserves and fees of approximately $39 million and lower restructuring, acquisition and integration-related, and other costs of approximately $29 million, partially offset by the unfavorable net impact of price and product mix of approximately $264 million and the unfavorable net impact of foreign exchange rates of approximately $23 million.

Global Ceramic—Operating income was $131.9 million for the six months ended June 29, 2024 compared to operating income of $147.3 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $65 million and the unfavorable net impact of foreign exchange rates of approximately $21 million, partially offset by lower input costs of approximately $50 million and productivity gains of approximately $28 million.

Flooring NA—Operating income was $123.3 million for the six months ended June 29, 2024 compared to operating income of $35.2 million for the six months ended July 1, 2023. The change was primarily attributable to lower input costs of approximately $92 million, productivity gains of approximately $42 million and lower restructuring, acquisition and integration-related, and other costs of approximately $21 million, partially offset by the unfavorable net impact of price and product mix of approximately $56 million.

Flooring ROW—Operating income was $136.5 million for the six months ended June 29, 2024 compared to operating income of $162.2 million for the six months ended July 1, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $143 million, partially offset by lower input costs of approximately $78 million and productivity gains of approximately $25 million.

Interest expense

Interest expense was $27.5 million for the six months ended June 29, 2024 compared to interest expense of $40.0 million for the six months ended July 1, 2023. The change was primarily attributable to strong cash flow and the resulting lower debt level.

Other Income and Expense

Other expense, net was $0.5 million for the six months ended June 29, 2024 compared to other expense, net of $1.6 million for the six months ended July 1, 2023. Other expense, net did not significantly change for the six months ended June 29, 2024 from the three months ended July 1, 2023.

Income tax expense

For the six months ended June 29, 2024, the Company recorded income tax expense of $70.1 million on earnings before income taxes of $332.6 million, for an effective tax rate of 21.1%. For the six months ended July 1, 2023, the Company recorded income tax expense of $55.7 million on earnings before income taxes of $237.2 million, for an effective tax rate of 23.5%. The change in the effective tax rate was primarily driven by a larger increase in unrecognized tax benefits and the write-off of an income tax receivable no longer expected during the six months ended July 1, 2023, partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2024 was $417.3 million, compared to net cash provided by operating activities of $520.9 million in the first six months of 2023. The change was primarily attributable to the change in inventory and accounts receivable, partially offset by the change in accounts payable and higher net earnings.

Net cash used in investing activities in the first six months of 2024 was $178.2 million compared to net cash used in investing activities of $602.6 million in the first six months of 2023. The change was primarily attributable to the decrease in acquisition costs of $515.4 million and the decrease in capital expenditures of $67.0 million, partially offset by the decrease in the redemptions of short-term investments of $158.0 million (net of purchases of short-term investments)

Net cash used in financing activities in the first six months of 2024 was $381.5 million compared to net cash provided by financing activities of $156.3 million in the first six months of 2023. The change was primarily attributable to higher payments of term loan facility of $912.3 million, higher share repurchase of $87.8 million and lower proceeds from Senior Credit Facility of $66.4 million (net of payments), partially offset by the higher proceeds from commercial paper of $517.0 million (net of borrowing).

As of June 29, 2024, the Company had cash of $497.4 million, of which $283.5 million was in the United States and $213.9 million was in foreign countries. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of June 29, 2024, there remained $141.4 million authorized under the 2022 Share Repurchase Program.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 29, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2024, approximately 71% of the Company’s debt portfolio was comprised of fixed-rate debt and 29% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $1.7 million and $3.5 million for the three and six months ended June 29, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the second quarter of 2024, the Company purchased $87.8 million of its common stock. As of June 29, 2024, there remained $141.4 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended June 29, 2024:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
March 31 through May 4, 2024	—	$—	0.0	$229.2
May 5 through June 1, 2024	0.4	$118.30	0.4	$182.6
June 2 through June 29, 2024	0.4	$114.44	0.4	$141.4
Total	0.8	$116.45	0.8

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

None.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 19, 2019.)
10.1	Service Agreement dated July 12, 2023, by and between Mohawk International Services BV and Camat BV.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	July 26, 2024	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 26, 2024	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)