Form 10-Q
period 2024-09-28
MOHAWK INDUSTRIES INC
filed 2024-10-25
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 23, 2024, the latest practicable date, is as follows: 63,121,264 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (the "Company") claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ from historical experience and our present expectations or projections: changes in economic or industry conditions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s U.S. Securities and Exchange Commission ("SEC") reports and public announcements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$2,719.0	2,766.1	8,199.7	8,522.8
Cost of sales	2,026.4	2,074.1	6,133.8	6,455.4
Gross profit	692.6	692.0	2,065.9	2,067.4
Selling, general and administrative expenses	480.3	549.6	1,493.0	1,646.2
Impairment of goodwill and indefinite-lived intangibles	—	876.1	—	876.1
Operating income (loss)	212.3	(733.7)	572.9	(454.9)
Interest expense	11.2	20.1	38.6	60.1
Other (income) and expense, net	(0.7)	(8.5)	(0.2)	(6.9)
Earnings (loss) before income taxes	201.8	(745.3)	534.5	(508.1)
Income tax expense	39.8	15.0	109.9	70.7
Net earnings (loss) including noncontrolling interests	162.0	(760.3)	424.6	(578.8)
Less: net earnings attributable to noncontrolling interests	—	0.1	0.1	0.2
Net earnings (loss) attributable to Mohawk Industries, Inc.	$162.0	(760.4)	424.5	(579.0)

Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.57	(11.94)	6.69	(9.10)
Weighted-average common shares outstanding—basic	63.1	63.7	63.5	63.6

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$2.55	(11.94)	6.66	(9.10)
Weighted-average common shares outstanding—diluted	63.4	63.7	63.8	63.6
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net earnings (loss) including noncontrolling interests	$162.0	(760.3)	424.6	(578.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	34.4	(185.6)	(124.5)	(178.9)
Prior pension and post-retirement benefit service cost and actuarial loss, net of tax	—	—	—	(0.5)
Other comprehensive income (loss)	34.4	(185.6)	(124.5)	(179.4)
Comprehensive income (loss)	196.4	(945.9)	300.1	(758.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.1)	0.1	(0.4)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$196.2	(945.8)	300.0	(757.8)
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	September 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$424.0	642.6
Receivables, net	2,043.4	1,874.7
Inventories	2,612.1	2,551.9
Prepaid expenses	521.1	515.8
Other current assets	20.8	19.3
Total current assets	5,621.4	5,604.3
Property, plant and equipment	10,418.3	10,392.3
Less: accumulated depreciation	5,667.8	5,399.1
Property, plant and equipment, net	4,750.5	4,993.2
Right of use operating lease assets	392.4	428.5
Goodwill	1,168.6	1,159.7
Tradenames	701.2	705.7
Other intangible assets subject to amortization, net	149.5	169.6
Deferred income taxes and other non-current assets	529.6	498.8
Total assets	$13,313.2	13,559.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$465.3	1,001.7
Accounts payable and accrued expenses	2,194.1	2,035.3
Current operating lease liabilities	111.6	108.9
Total current liabilities	2,771.0	3,145.9
Deferred income taxes	328.2	391.5
Long-term debt, less current portion	1,716.4	1,701.8
Non-current operating lease liabilities	298.0	337.5
Other long-term liabilities	343.9	354.0
Total liabilities	$5,457.5	5,930.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 70.4 and 71.0 shares issued 2024 and 2023, respectively	0.7	0.7
Additional paid-in capital	1,961.8	1,947.5
Retained earnings	7,306.8	6,970.2
Accumulated other comprehensive income (loss)	(1,204.5)	(1,080.0)
	8,064.8	7,838.4
Less: treasury stock at cost; 7.3 shares in 2024 and 2023	215.3	215.4
Total Mohawk Industries, Inc. stockholders’ equity	7,849.5	7,623.0
Noncontrolling interests	6.2	6.1
Total stockholders’ equity	7,855.7	7,629.1
Total liabilities and stockholders’ equity	$13,313.2	13,559.8
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net earnings (loss) including noncontrolling interests	$424.6	(578.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	40.1	77.7
Impairment of goodwill and indefinite-lived intangibles	—	876.1
Depreciation and amortization	481.9	476.1
Deferred income taxes	(85.6)	(121.4)
Loss on disposal of property, plant and equipment	7.8	3.0
Stock-based compensation expense	20.6	15.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(211.7)	9.2
Inventories	(88.7)	261.0
Accounts payable and accrued expenses	142.3	(4.4)
Other assets and prepaid expenses	41.3	(4.5)
Other liabilities	(35.7)	23.2
Net cash provided by operating activities	736.9	1,032.9
Cash flows from investing activities:
Additions to property, plant and equipment	(293.6)	(372.6)
Acquisitions, net of cash acquired	—	(515.4)
Purchases of short-term investments	—	(775.0)
Redemption of short-term investments	—	933.0
Net cash used in investing activities	(293.6)	(730.0)
Cash flows from financing activities:
Payments on Senior Credit Facility	(267.6)	(1,052.3)
Proceeds from Senior Credit Facility	223.3	1,043.9
Payments on commercial paper	(7,929.8)	(15,810.4)
Proceeds from commercial paper	8,345.4	14,986.8
Proceeds from Senior Notes issuance	—	600.0
Payments on Term Loan Facility	(912.3)	—
Net payments of other financing activities	(21.5)	(34.3)
Debt issuance costs	—	(5.6)
Purchase of Mohawk common stock	(87.9)	—
Change in outstanding checks in excess of cash	(1.2)	(1.9)
Net cash used in financing activities	(651.6)	(273.8)
Effect of exchange rate changes on cash and cash equivalents	(10.3)	(20.2)
Net change in cash and cash equivalents	(218.6)	8.9
Cash and cash equivalents, beginning of period	642.6	509.6
Cash and cash equivalents, end of period	$424.0	518.5

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

3. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $67.5 million and $68.0 million as of September 28, 2024 and December 31, 2023, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and nine months ended September 28, 2024 and September 30, 2023 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $66.3 million and $66.7 million as of September 28, 2024 and December 31, 2023, respectively. Straight-line amortization expense recognized during the nine months ended September 28, 2024 and September 30, 2023 related to these capitalized costs was $46.2 million and $45.7 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended September 28, 2024 and September 30, 2023:

(In millions)
September 28, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$568.0	943.0	1.8	1,512.8
Europe	268.9	1.4	503.8	774.1
Latin America	175.1	1.4	9.9	186.4
Other	46.0	28.2	171.5	245.7
Total	$1,058.0	974.0	687.0	2,719.0

Product Categories:
Ceramic & Stone	$1,043.0	4.0	—	1,047.0
Carpet & Resilient	15.0	763.9	216.7	995.6
Laminate & Wood	—	206.1	217.5	423.6
Other (1)	—	—	252.8	252.8
Total	$1,058.0	974.0	687.0	2,719.0

September 30, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$586.5	931.7	1.3	1,519.5
Europe	258.9	1.4	532.7	793.0
Latin America	201.6	1.3	9.7	212.6
Other	44.7	27.8	168.5	241.0
Total	$1,091.7	962.2	712.2	2,766.1

Product Categories:
Ceramic & Stone	$1,081.3	8.8	—	1,090.1
Carpet & Resilient	10.4	757.4	223.2	991.0
Laminate & Wood	—	196.0	222.4	418.4
Other (1)	—	—	266.6	266.6
Total	$1,091.7	962.2	712.2	2,766.1
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended September 28, 2024 and September 30, 2023:

(In millions)
September 28, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,721.7	2,743.3	6.2	4,471.2
Europe	816.3	2.8	1,621.8	2,440.9
Latin America	542.6	3.4	29.0	575.0
Other	137.8	83.2	491.6	712.6
Total	$3,218.4	2,832.7	2,148.6	8,199.7

Product Categories
Ceramic & Stone	$3,174.8	16.0	—	3,190.8
Carpet & Resilient	43.6	2,211.4	654.6	2,909.6
Laminate & Wood	—	605.3	685.8	1,291.1
Other (1)	—	—	808.2	808.2
Total	$3,218.4	2,832.7	2,148.6	8,199.7

September 30, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,794.8	2,831.0	4.8	4,630.6
Europe	829.6	1.7	1,775.6	2,606.9
Latin America	544.0	2.9	24.2	571.1
Other	138.0	81.7	494.5	714.2
Total	$3,306.4	2,917.3	2,299.1	8,522.8

Product Categories
Ceramic & Stone	$3,276.7	27.3	—	3,304.0
Carpet & Resilient	29.7	2,299.2	466.7	2,795.6
Laminate & Wood	—	590.8	942.9	1,533.7
Other (1)	—	—	889.5	889.5
Total	$3,306.4	2,917.3	2,299.1	8,522.8
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of sales:
Restructuring costs	$16.4	42.6	57.0	101.2
Acquisition integration-related costs	—	0.1	—	1.0
Restructuring and acquisition integration-related costs	$16.4	42.7	57.0	102.2

Selling, general and administrative expenses:
Restructuring costs	$3.0	1.1	10.4	6.9
Acquisition transaction-related costs	—	0.7	0.2	2.0
Acquisition integration-related costs	0.1	2.6	1.1	9.8
Restructuring, acquisition transaction and integration-related costs	$3.1	4.4	11.7	18.7

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

The following table summarizes the restructuring activities for the three months ended September 28, 2024:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other Restructuring Costs	Total
Balance as of June 29, 2024	$—	—	16.3	—	16.3
Restructuring costs
Global Ceramic	0.8	3.3	1.0	2.2	7.3
Flooring NA	—	2.9	0.5	4.7	8.1
Flooring ROW	—	3.3	0.7	0.1	4.1
Corporate	—	—	(0.1)	—	(0.1)
Total restructuring costs	0.8	9.5	2.1	7.0	19.4
Cash payments	—	0.5	(6.3)	(6.5)	(12.3)
Non-cash items	(0.8)	(10.0)	0.5	(0.5)	(10.8)
Balances as of September 28, 2024	$—	—	12.6	—	12.6

Restructuring costs recorded in:
Cost of sales	$—	9.2	1.1	6.1	16.4
Selling, general and administrative expenses	0.8	0.3	1.0	0.9	3.0
Total restructuring costs	$0.8	9.5	2.1	7.0	19.4

The following table summarizes the restructuring activities for the nine months ended September 28, 2024:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other restructuring costs	Total
Balances as of December 31, 2023	$—	—	12.1	—	12.1
Restructuring costs
Global Ceramic	0.8	12.5	6.5	2.2	22.0
Flooring NA	—	4.6	0.6	7.5	12.7
Flooring ROW	—	24.3	7.7	0.5	32.5
Corporate	—	—	0.2	—	0.2
Total restructuring costs	0.8	41.4	15.0	10.2	67.4
Cash payments	—	0.5	(14.6)	(9.6)	(23.7)
Non-cash items	(0.8)	(41.9)	0.1	(0.6)	(43.2)
Balances as of September 28, 2024	$—	—	12.6	—	12.6

Restructuring costs recorded in:
Cost of sales	$—	41.1	7.8	8.1	57.0
Selling, general and administrative expenses	0.8	0.3	7.2	2.1	10.4
Total restructuring costs	$0.8	41.4	15.0	10.2	67.4

The Company currently estimates that it will incur additional restructuring costs of approximately $75-$90 million primarily related to asset write-downs and other restructuring related costs, which are expected to be executed throughout 2025 and into 2026.

As of September 28, 2024, the accrual balance related to restructuring activities was $4.8 million for plans approved prior to 2024 and $7.8 million for plans approved during 2024.

For the plans approved prior to 2024, restructuring expenses of $4.9 million and $17.3 million were recorded during the three and nine months ended September 28, 2024, respectively. For the plans approved during 2024, restructuring expenses of $14.5 million and $50.1 million were recorded during the three and nine months ended September 28, 2024, respectively.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

5. Receivables, net

(In millions)	September 28, 2024	December 31, 2023
Customers, trade	$1,922.9	1,716.3
Income tax receivable	28.7	48.4
Other	157.2	176.8
Less: allowance for discounts, claims and doubtful accounts	65.4	66.8
Receivables, net	$2,043.4	1,874.7

6. Inventories

(In millions)	September 28, 2024	December 31, 2023
Finished goods	$1,849.8	1,797.0
Work in process	155.0	164.2
Raw materials	607.3	590.7
Total inventories	$2,612.1	2,551.9

7. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2023 (1)	$—	372.3	787.4	1,159.7
Currency translation	—	—	8.9	8.9
Balance as of September 28, 2024	$—	372.3	796.3	1,168.6
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2023	$705.7
Currency translation during the period	(4.5)
Balance as of September 28, 2024	$701.2

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2023
Gross carrying amount	$691.5	249.7	8.7	949.9
Accumulated amortization	(531.0)	(247.2)	(2.1)	(780.3)
Net intangible assets subject to amortization	160.5	2.5	6.6	169.6
Balance as of September 28, 2024
Gross carrying amount	696.4	252.5	8.9	957.8
Accumulated amortization	(555.6)	(250.4)	(2.3)	(808.3)
Net intangible assets subject to amortization	$140.8	2.1	6.6	149.5

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amortization expense	$7.0	7.0	20.7	21.2

8. Accounts Payable and Accrued Expenses

(In millions)	September 28, 2024	December 31, 2023
Outstanding checks in excess of cash	$0.9	2.2
Accounts payable, trade	1,061.2	1,038.0
Accrued expenses	788.2	667.7
Product warranties	34.2	37.6
Accrued interest	11.8	20.1
Accrued compensation and benefits	297.8	269.7
Total accounts payable and accrued expenses	$2,194.1	2,035.3

9. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2023	$(1,079.3)	(0.7)	(1,080.0)
Current period other comprehensive income (loss)	(124.5)	—	(124.5)
Balance as of September 28, 2024	$(1,203.8)	(0.7)	(1,204.5)

10. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 5,048 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $150.84 per unit for the three months ended September 28, 2024. The Company granted 293,602 RSUs at a weighted average grant-date fair value of $115.21 per unit for the nine months ended September 28, 2024. The Company granted 1,250 RSUs at a weighted average of grant-date fair value of $103.07 per unit for the three months ended September 30, 2023. The Company granted 262,677 RSUs at a weighted average grant-date fair value of $102.09 per unit for the nine months ended September 30, 2023. The Company recognized stock-based compensation expense related to RSUs of $7.0 million ($5.2 million net of taxes) and $5.3 million ($4.0 million net of taxes) for the three months ended September 28, 2024 and September 30, 2023, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to RSUs of $20.6 million ($15.2 million net of taxes) and $15.7 million ($11.6 million net of taxes) for the nine months ended September 28, 2024 and September 30, 2023, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $25.7 million as of September 28, 2024, and will be recognized as expense over a weighted-average period of approximately 1.79 years.

11. Other Income and Expense, net

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency (gains) losses, net	$2.8	(0.1)	6.7	11.6
All other, net	(3.5)	(8.4)	(6.9)	(18.5)
Total other (income) and expense, net	$(0.7)	(8.5)	(0.2)	(6.9)

12. Income Taxes

For the three months ended September 28, 2024, the Company recorded income tax expense of $39.8 million on earnings before income taxes of $201.8 million for an effective tax rate of 19.7%. For the three months ended September 30, 2023, the Company recorded income tax expense of $15.0 million on loss before income taxes of $745.3 million, for an effective tax rate of (2.0)%. The increase in the effective tax rate was primarily driven by a shift from losses before income taxes to earnings before income taxes and the impairment of non-deductible goodwill during the three months ended September 30, 2023.

For the nine months ended September 28, 2024, the Company recorded income tax expense of $109.9 million on earnings before income taxes of $534.5 million for an effective tax rate of 20.6%, as compared to income tax expense of $70.7 million on loss before income taxes of $508.1 million, for an effective tax rate of (13.9)% for the nine months ended September 30, 2023. The increase in the effective tax rate was primarily driven by a shift from losses before income taxes to earnings before income taxes and the impairment of non-deductible goodwill during the nine months ended September 30, 2023.

13. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended September 28, 2024 and September 30, 2023.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of June 29, 2024	70.4	$0.7	$1,955.0	$7,144.8	($1,238.7)	(7.3)	($215.3)	$6.0	$7,652.5
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation expense	—	—	7.0	—	—	—	—	—	7.0
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.2	0.2
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	34.2	—	—	—	34.2
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	162.0	—	—	—	—	162.0
Balances as of September 28, 2024	70.4	$0.7	$1,961.8	$7,306.8	($1,204.5)	(7.3)	($215.3)	$6.2	$7,855.7

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of July 1, 2023	71.0	$0.7	$1,937.4	$7,591.2	($1,107.8)	(7.3)	($215.4)	$5.9	$8,212.0
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(0.1)	—	—	—	—	—	(0.1)
Stock-based compensation expense	—	—	5.3	—	—	—	—	—	5.3
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(185.3)	—	—	—	(185.3)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	(760.4)	—	—	—	—	(760.4)
Balances as of September 30, 2023	71.0	$0.7	$1,942.6	$6,830.8	($1,293.1)	(7.3)	($215.4)	$5.8	$7,271.4

The following tables reflect the changes in stockholders’ equity for the nine months ended September 28, 2024 and September 30, 2023.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2023	71.0	$0.7	$1,947.5	$6,970.2	($1,080.0)	(7.3)	($215.4)	$6.1	$7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.3)	—	—	—	0.1	—	(6.2)
Stock-based compensation expense	—	—	20.6	—	—	—	—	—	20.6
Repurchases of common stock	(0.8)	—	—	(87.9)	—	—	—	—	(87.9)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(124.5)	—	—	—	(124.5)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	424.5	—	—	—	—	424.5
Balances as of September 28, 2024	70.4	$0.7	$1,961.8	$7,306.8	($1,204.5)	(7.3)	($215.3)	$6.2	$7,855.7

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2022	70.9	$0.7	$1,930.8	$7,409.8	($1,114.3)	(7.3)	($215.5)	$6.4	$8,017.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(4.0)	—	—	—	0.1	—	(3.9)
Stock-based compensation expense	—	—	15.7	—	—	—	—	—	15.7
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.2	0.2
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Purchase of noncontrolling interest, net of taxes	—	—	0.1	—	—	—	—	(0.2)	(0.1)
Currency translation adjustment	—	—		—	(178.3)	—	—	—	(178.3)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	(0.5)	—	—	—	(0.5)
Net earnings	—	—	—	(579.0)	—	—	—	—	(579.0)
Balances as of September 30, 2023	71.0	$0.7	$1,942.6	$6,830.8	($1,293.1)	(7.3)	($215.4)	$5.8	$7,271.4

14. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes the vesting of RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net earnings (loss) attributable to Mohawk Industries, Inc. and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net earnings (loss) attributable to Mohawk Industries, Inc.	$162.0	(760.4)	424.5	(579.0)

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63.1	63.7	63.5	63.6
Add dilutive potential common shares—RSUs(1)	0.3	—	0.3	—
Weighted-average common shares outstanding—diluted	63.4	63.7	63.8	63.6

Earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic	$2.57	(11.94)	6.69	(9.10)
Diluted	$2.55	(11.94)	6.66	(9.10)
(1) Due to the anti-dilutive effect, 252 and 235 shares of common stock equivalents for the three and nine months ended September 30, 2023, respectively, were omitted from the calculation of diluted weighted-average common shares outstanding.

15. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are distributed through various channels, including home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA designs, markets, manufactures, distributes and sources its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (including sheet vinyl and luxury vinyl tile (“LVT”)) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring ROW designs, markets, manufactures, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet, carpet tiles, roofing elements, insulation boards, medium-density fiberboard (“MDF”), chipboards, decorative panels and other wood products, which it distributes primarily in Europe and Australasia through various selling channels, which include floor retailers, wholesalers, home centers, Company-operated distributors, residential builders, independent distributors, commercial contractors and commercial end users.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
Global Ceramic	$1,058.0	1,091.7	3,218.4	3,306.4
Flooring NA	974.0	962.2	2,832.7	2,917.3
Flooring ROW	687.0	712.2	2,148.6	2,299.1
Total	$2,719.0	2,766.1	8,199.7	8,522.8

Operating income (loss):
Global Ceramic	$83.4	(355.2)	215.3	(207.9)
Flooring NA	73.0	(167.0)	196.3	(131.8)
Flooring ROW	67.8	(159.6)	204.3	2.6
Corporate and intersegment eliminations	(11.9)	(51.9)	(43.0)	(117.8)
Total	$212.3	(733.7)	572.9	(454.9)

(In millions)	September 28, 2024	December 31, 2023
Assets:
Global Ceramic	$4,892.7	4,988.3
Flooring NA	3,958.9	3,909.9
Flooring ROW	4,020.7	4,051.6
Corporate and intersegment eliminations	440.9	610.0
Total	$13,313.2	13,559.8

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

In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing certain PFCs, seeking monetary damages and injunctive relief and claiming that their water supplies contain excessive amounts of PFCs. The Company moved to dismiss all claims, and the Court agreed to dismiss certain claims on September 9, 2024. The Company believes the allegations are without merit and continues to vigorously defend against claims relating to its prior use of certain PFCs in the carpet manufacturing process.

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

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021, and in the Delaware Court of Chancery on March 10, 2022. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. On December 20, 2023, plaintiffs in the NDGA Derivative Actions filed an amended complaint. On February 9, 2024, the Company and the individual defendants filed a motion to dismiss the amended complaint. On June 28, 2024, the parties in the NDGA Derivative Actions informed the Court that they believed they had reached agreement on the structure of a settlement of the NDGA Derivative Actions. On October 1, 2024, the Court in the NDGA Derivative Actions directed the parties to either file a proposed motion for settlement agreement or other case status report on or before October 31, 2024. The Company believes the claims are without merit and intends to vigorously defend against the claims.

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

17. Debt

Senior Credit Facility

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”). The Amendment, among other things, (i) extended the maturity of the Senior Credit Facility from October 18, 2024 to August 12, 2027, (ii) renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each, (iii) increased the Consolidated Interest Coverage Ratio financial maintenance covenant from 3.00:1.00 to 3.50:1.00, (iv) eliminated certain covenants applicable to the Company and its subsidiaries, including, but not limited to, restrictions on dispositions, restricted payments, and transactions with affiliates, and the Consolidated Net Leverage Ratio financial covenant, and (v) increased the amount available under the Senior Credit Facility to $1,950.0 million until October 18, 2024, after which the amount available under the Senior Credit Facility will decrease to $1,485.0 million. The Amendment also permits the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $600.0 million. On August 5, 2024, the Company entered into a Lender Joinder Agreement, which increased commitments under the Senior Credit Facility by an additional $100.0 million until August 12, 2027 and further amended the Senior Credit Facility to permit the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $500.0 million.

At the Company’s election, U.S.-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of September 28, 2024), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of September 28, 2024). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of September 28, 2024), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of September 28, 2024). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of September 28, 2024). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of September 28, 2024, amounts utilized under the Senior Credit Facility included $22.3 million borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s U.S. and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized $445.0 million under the Senior Credit Facility, resulting in a total of $1,605.0 million available as of September 28, 2024.

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

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $2,050.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 28, 2024, there was $249.0 million outstanding under the U.S. commercial paper program, and $173.0 million outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 5.18% and 23.81 days, respectively. The weighted-average interest rate and maturity period for the European program were 3.68% and 20.90 days, respectively.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	September 28, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$544.0	558.1	521.9	551.9
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	482.0	500.0	464.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	634.0	600.0	622.9	600.0
U.S. commercial paper	249.0	249.0	—	—
European commercial paper	173.0	173.0	—	—
Senior Credit Facility, payable August 12, 2027	22.3	22.3	67.1	67.1
U.S. Term Loan Facility	—	—	675.0	675.0
European Term Loan Facility	—	—	242.8	242.8
Finance leases and other	88.4	88.4	77.7	77.7
Unamortized debt issuance costs	(9.1)	(9.1)	(11.0)	(11.0)
Total debt	2,183.6	2,181.7	2,660.4	2,703.5
Less: current portion of long term-debt and commercial paper	465.3	465.3	1,001.7	1,001.7
Long-term debt, less current portion	$1,718.3	1,716.4	1,658.7	1,701.8

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

18. Supplemental Cash Flow Information

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Net cash paid during the periods for:
Interest	$61.2	70.8
Income taxes	$103.9	128.6

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$62.7	88.0

ROU assets obtained in exchange for lease obligations:
Operating leases	$53.9	111.9
Finance leases	$21.8	25.7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.

References to “Mohawk,” “the Company,” “we,” “our” and “us” refer to Mohawk Industries, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. The Company anticipates these projects will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million. In 2024, the Company announced further restructuring actions, including additional facility, assets and product rationalizations and workforce reductions to further reduce costs and prepare the business for the future. The Company anticipates these projects will deliver annual savings of approximately $115 million, with an estimated cost of approximately $130 million. Execution timelines will vary by project, with some savings extending into 2026.

Residential remodeling is the primary sales driver of flooring products and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. Currently, consumers are delaying their discretionary spending habits due to inflationary pressures and other macroeconomic factors, and this trend continues to impact new home construction and residential renovation and remodeling activity. While the U.S. federal funds rate decreased in September 2024 for the first time since March 2020, housing turnover rates remain suppressed due to elevated home mortgage rates and the "locked-in" effect on homeowners, and consumers continue to face a higher cost of living and postpone large purchases of durable goods such as flooring. The Company has, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, the Company believes demand in its markets will accelerate when interest rates decline. In addition, declining costs in energy and raw materials, coupled with lower industry volumes, have continued to exert pressure on selling prices, although energy prices in certain geographies and materials prices in some product categories remain volatile and may change significantly and unpredictably.

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflict, including the Russia-Ukraine conflict and conflicts in the Middle East. Since the first quarter of 2022, the Company has suspended new investments in Russia in response to ongoing Russian military actions in Ukraine, and the United States, the European Union and other governments have imposed and extended sanctions on Russia as well as on certain individuals and financial institutions, and have proposed the use of broader economic sanctions. Increased restrictions on global trade could result in, among other things, increased volatility in foreign exchange rates and financial markets, supply chain disruptions, and decreased consumer discretionary spending, any of which may adversely affect the Company’s business and supply chain. While the Company has had success sourcing alternate suppliers of raw materials to counteract supply chain disruptions, the Company may be negatively impacted by additional supply chain disruption in the future caused by further escalation of geopolitical conflict. In addition, the Company may be impacted by global increases in the cost of natural gas, oil and oil-based raw materials and chemicals. The broader consequences of current ongoing military conflicts, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted. In addition, a prolonged and more expansive conflict in the Middle East region could escalate oil and petroleum-based chemical prices as well as lead to the introduction of sanctions or transportation barriers, though the extent of the impact on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

The Company believes that a number of circumstances may influence trends in 2024, including interest rates, escalation of geopolitical conflict and decreased availability of material due to disruptions in the global supply chain, but the extent and duration of such impacts cannot be predicted.

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

In 2024, the Company plans to invest approximately $450 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended September 28, 2024, the net earnings attributable to the Company were $162.0 million compared to the net loss attributable to the Company of $760.4 million for the three months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles; productivity gains; lower legal settlements, reserves and fees; lower restructuring, acquisition and integration-related, and other costs and lower input costs, partially offset by the unfavorable net impact of price and product mix.

For the nine months ended September 28, 2024, the net earnings attributable to the Company were $424.5 million compared to the net loss attributable to the Company of $579.0 million for the nine months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles; lower input costs; productivity gains; lower legal settlements, reserves and fees and lower restructuring, acquisition and integration-related, and other costs, partially offset by the unfavorable net impact of price and product mix.

For the nine months ended September 28, 2024, the Company generated $736.9 million of cash from operating activities. As of September 28, 2024, the Company had cash and cash equivalents of $424.0 million, of which $245.6 million was in the United States and $178.4 million was in foreign countries.

Results of Operations

Quarter Ended September 28, 2024, as compared with Quarter Ended September 30, 2023

Net sales

Net sales for the three months ended September 28, 2024 were $2,719.0 million compared to net sales of $2,766.1 million for the three months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $56 million, partially offset by more shipping days for the quarter ended September 28, 2024 of approximately $14 million.

Global Ceramic—Net sales for the three months ended September 28, 2024 were $1,058.0 million compared to net sales of $1,091.7 million for the three months ended September 30, 2023. The change was primarily attributable to lower sales volume of approximately $18 million and the unfavorable net impact of foreign exchange rates of approximately $13 million.

Flooring NA—Net sales for the three months ended September 28, 2024 were $974.0 million compared to net sales of $962.2 million for the three months ended September 30, 2023. The change was primarily attributable to higher sales volume of approximately $39 million, partially offset by the unfavorable net impact of price and product mix of approximately $27 million.

Flooring ROW—Net sales for the three months ended September 28, 2024 were $687.0 million compared to net sales of $712.2 million for the three months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $26 million and lower sales volume of approximately $19 million, partially offset by more shipping days for the quarter ended September 28, 2024 of approximately $11 million and the favorable net impact of foreign exchange rates of approximately $9 million.

Gross profit

Gross profit for the three months ended September 28, 2024 was $692.6 million compared to gross profit of $692.0 million for the three months ended September 30, 2023. The change was primarily attributable to productivity gains of approximately $33 million; lower input costs of approximately $25 million and lower restructuring, acquisition and integration-related, and other costs of approximately $24 million, partially offset by the unfavorable net impact of price and product mix of approximately $69 million. Gross profit did not significantly change as a percentage of net sales for the three months ended September 28, 2024 compared to the three month ended September 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 28, 2024 were $480.3 million compared to $549.6 million for the three months ended September 30, 2023. The change was primarily attributable to lower legal settlements, reserves and fees of $43 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for the three months ended September 28, 2024 was zero compared to impairment of goodwill and indefinite-lived intangibles of $876.1 million for the three months ended September 30, 2023. During the third quarter of 2023, due to the impact of a higher WACC, macroeconomic conditions, and the reduction in the Company's market capitalization, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in impairment charges of $876.1 million. If, in the future, the Company's market capitalization and/or the estimated fair value of the Company's reporting units were to decline further, it may be necessary to record additional impairment charges.

Operating income (loss)

Operating income for the three months ended September 28, 2024 was $212.3 million compared to operating loss of $733.7 million for the three months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $876 million; productivity gains of approximately $44 million; lower legal settlements, reserves and fees of approximately $43 million; lower restructuring, acquisition and integration-related, and other costs of approximately $20 million and lower input costs of approximately $15 million, partially offset by the unfavorable net impact of price and product mix of approximately $70 million.

Global Ceramic—Operating income was $83.4 million for the three months ended September 28, 2024 compared to operating loss of $355.2 million for the three months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $425 million; productivity gains of approximately $22 million and lower restructuring, acquisition and integration-related, and other costs of approximately $10 million, partially offset by the unfavorable net impact of price and product mix of approximately $15 million.

Flooring NA—Operating income was $73.0 million for the three months ended September 28, 2024 compared to operating loss of $167.0 million for the three months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $216 million; productivity gains of approximately $14 million; lower input costs of approximately $12 million; lower restructuring, acquisition and integration-related, and other costs of approximately $11 million and higher sales volume of approximately $11 million, partially offset by the unfavorable net impact of price and product mix of approximately $28 million.

Flooring ROW—Operating income was $67.8 million for the three months ended September 28, 2024 compared to operating loss of $159.6 million for the three months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $235 million, partially offset by the unfavorable net impact of price and product mix of approximately $27 million.

Interest expense

Interest expense was $11.2 million for the three months ended September 28, 2024 compared to interest expense of $20.1 million for the three months ended September 30, 2023. The change was primarily attributable to strong cash flow and the resulting lower debt level.

Other income and expense, net

Other income and expense, net was income of $0.7 million for the three months ended September 28, 2024 compared to other income of $8.5 million for the three months ended September 30, 2023. Other income and expense, net did not significantly change for the three months ended September 28, 2024 from the three months ended September 30, 2023.

Income tax expense

For the three months ended September 28, 2024, the Company recorded income tax expense of $39.8 million on earnings before income taxes of $201.8 million, for an effective tax rate of 19.7%. For the three months ended September 30, 2023, the Company recorded income tax expense of $15.0 million on loss before income taxes of $745.3 million, for an effective tax rate of (2.0)%. The increase in the effective tax rate was primarily driven by a shift from losses before income taxes to earnings before income taxes and the impairment of non-deductible goodwill during the three months ended September 30, 2023.

Nine Months Ended September 28, 2024, as compared with Nine Months Ended September 30, 2023

Net sales

Net sales for the nine months ended September 28, 2024 were $8,199.7 million compared to net sales of $8,522.8 million for the nine months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $357 million and the unfavorable net impact of foreign exchange rates of approximately $34 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million and higher legacy sales volume of approximately $20 million.

Global Ceramic—Net sales for the nine months ended September 28, 2024 were $3,218.4 million compared to net sales of $3,306.4 million for the nine months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $69 million; lower legacy sales volume of approximately $35 million and the unfavorable net impact of foreign exchange rates of approximately $32 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million.

Flooring NA—Net sales for the nine months ended September 28, 2024 were $2,832.7 million compared to net sales of $2,917.3 million for the nine months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $99 million.

Flooring ROW—Net sales for the nine months ended September 28, 2024 were $2,148.6 million compared to net sales of $2,299.1 million for the nine months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $189 million, partially offset by higher sales volume of approximately $41 million.

Gross profit

Gross profit for the nine months ended September 28, 2024 was $2,065.9 million compared to gross profit of $2,067.4 million for the nine months ended September 30, 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $332 million, partially offset by lower input costs of approximately $266 million and productivity gains of approximately $117 million. Gross profit did not significantly change as a percentage of net sales for the nine months ended September 28, 2024 compared to the nine month ended September 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 28, 2024 were $1,493.0 million compared to $1,646.2 million for the nine months ended September 30, 2023. The change was primarily attributable to lower legal settlements, reserves and fees of $82 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for the nine months ended September 28, 2024 was zero compared to impairment of goodwill and indefinite-lived intangibles of $876.1 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, due to the impact of a higher WACC, macroeconomic conditions, and the reduction in the Company's market capitalization, the Company performed interim impairment tests of its goodwill and indefinite-lived intangible assets, which resulted in impairment charges of $876.1 million. If, in the future, the Company's market capitalization and/ or the estimated fair value of the Company's reporting units were to decline further, it may be necessary to record additional impairment charges.

Operating income (loss)

Operating income for the nine months ended September 28, 2024 was $572.9 million compared to operating loss of $454.9 million for the nine months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $876 million; lower input costs of approximately $234 million; productivity gains of approximately $139 million; lower legal settlements, reserves and fees of approximately $82 million and lower restructuring, acquisition and integration-related, and other costs of approximately $49 million, partially offset by the unfavorable net impact of price and product mix of approximately $334 million.

Global Ceramic—Operating income was $215.3 million for the nine months ended September 28, 2024 compared to operating loss of $207.9 million for the nine months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $425 million; productivity gains of approximately $50 million and lower input costs of approximately $50 million, partially offset by the unfavorable net impact of price and product mix of approximately $80 million.

Flooring NA—Operating income was $196.3 million for the nine months ended September 28, 2024 compared to operating loss of $131.8 million for the nine months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $216 million; lower input costs of approximately $104 million; productivity gains of approximately $56 million and lower restructuring, acquisition and integration-related, and other costs of approximately $32 million, partially offset by the unfavorable net impact of price and product mix of approximately $84 million.

Flooring ROW—Operating income was $204.3 million for the nine months ended September 28, 2024 compared to operating income of $2.6 million for the nine months ended September 30, 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $235 million; lower input costs of approximately $84 million and productivity gains of approximately $32 million, partially offset by the unfavorable net impact of price and product mix of approximately $170 million.

Interest expense

Interest expense was $38.6 million for the nine months ended September 28, 2024 compared to interest expense of $60.1 million for the nine months ended September 30, 2023. The change was primarily attributable to strong cash flow and the resulting lower debt level.

Other income and expense, net

Other income and expense, net was income of $0.2 million for the nine months ended September 28, 2024 compared to other income of $6.9 million for the nine months ended September 30, 2023. Other income and expense, net did not significantly change for the nine months ended September 28, 2024 from the nine months ended September 30, 2023.

Income tax expense

For the nine months ended September 28, 2024, the Company recorded income tax expense of $109.9 million on earnings before income taxes of $534.5 million, for an effective tax rate of 20.6%. For the nine months ended September 30, 2023, the Company recorded income tax expense of $70.7 million on loss before income taxes of $508.1 million, for an effective tax rate of (13.9)%. The change in the effective tax rate was primarily driven by a shift from losses before income taxes to earnings before income taxes and the impairment of non-deductible goodwill during the nine months ended September 30, 2023.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2024 was $736.9 million, compared to net cash provided by operating activities of $1,032.9 million in the first nine months of 2023. The change was primarily attributable to cash used for inventory and accounts receivable, partially offset by cash provided by higher net earnings and the change in accounts payable.

Net cash used in investing activities in the first nine months of 2024 was $293.6 million compared to net cash used in investing activities of $730.0 million in the first nine months of 2023. The change was primarily attributable to the decrease in acquisition costs of $515.4 million and the decrease in capital expenditures of $79.0 million, partially offset by the decrease in the redemptions of short-term investments of $158.0 million (net of purchases of short-term investments).

Net cash used in financing activities in the first nine months of 2024 was $651.6 million compared to net cash used in financing activities of $273.8 million in the first nine months of 2023. The change was primarily attributable to higher payments of term loan facility of $912.3 million, lower proceeds from Senior Notes of $600.0 million, higher share repurchase of $87.9 million and lower proceeds from Senior Credit Facility of $35.9 million (net of payments), partially offset by the higher proceeds from commercial paper of $1,239.3 million (net of payments).

As of September 28, 2024, the Company had cash of $424.0 million, of which $245.6 million was in the United States and $178.4 million was in foreign countries. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of September 28, 2024, there remained $141.4 million authorized under the 2022 Share Repurchase Program.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 28, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2024, approximately 80% of the Company’s debt portfolio was comprised of fixed-rate debt and 20% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $1.1 million and $3.3 million for the three and nine months ended September 28, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the third quarter of 2024, the Company did not purchase any of its common stock. As of September 28, 2024, there remained $141.4 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended September 28, 2024:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
June 30 through August 3, 2024	—	$—	0.0	$141.4
August 4 through August 31, 2024	—	$—	0.0	$141.4
September 1 through September 28, 2024	—	$—	0.0	$141.4
Total	—	$—	0.0

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended September 28, 2024, no director or officer of the Company notified us that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 19, 2019.)
10.1
Lender Joinder Agreement, dated as of August 5, 2024, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as an administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto.

10.2	Employment Agreement dated January 30, 2017 by and between Mohawk Industries, Inc. and Mauro Vandini.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 25, 2024	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 25, 2024	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)