Form 10-K
period 2024-12-31
MOHAWK INDUSTRIES INC
filed 2025-02-20
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (52,204,904 shares) on June 28, 2024 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $5,929,955,045. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 17, 2025: 62,587,228 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders-Part III.

Forward-Looking Statements

Certain of the statements in this Form 10-K, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (the "Company") claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. The following important factors could cause future results to differ from historical experience and the Company’s present expectations or projections: changes in economic or industry conditions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s U.S. Securities and Exchange Commission ("SEC") reports and public announcements.

PART I

Item 1.Business

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-K refer to Mohawk Industries, Inc.

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in carpet, rugs, ceramic tile, laminate, wood, stone, luxury vinyl tile (“LVT”) and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Decortiles®, Durkan®, Eliane®, Elizabeth®, Feltex®, Godfrey Hirst®, IVC Home®, Karastan®, Kerama Marazzi®, Marazzi®, Moduleo®, Mohawk®, Pergo®, Quick-Step®, Unilin® and Vitromex®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Asia, Australasia, Europe, North America and South America. The Company had annual net sales in 2024 of $10.8 billion. Approximately 55% of this amount was generated by sales in the United States, and approximately 45% was generated by sales outside the United States. The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2024 net sales representing 39%, 35% and 26%, respectively, of the Company’s total revenue. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 17,

Segment Reporting.

Global Ceramic designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction. In addition, Global Ceramic manufactures, sources and distributes other products, including natural stone, porcelain slabs and quartz countertops, as well as installation materials. Global Ceramic markets and distributes its products under various brands, including the following:  American Olean®, Daltile®, Decortiles®, Eliane®, Elizabeth®, EmilGroup®, KAI®, Kerama Marazzi®, Marazzi®, Ragno® and Vitromex®. The Segment sells its products through home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Global Ceramic operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of the Segment’s product lines.

Flooring NA designs, manufactures, sources, distributes and markets a broad range of floor covering products in a variety of colors, textures and patterns for both residential and commercial remodeling and new construction channels. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, laminate, medium-density fiberboard (“MDF”), wood flooring, LVT and sheet vinyl. Flooring NA markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan®, Foss®, IVC Resilient Design®, Karastan®, Mohawk®, Mohawk Group®, Mohawk Home®, Pergo®, Portico® and Quick-Step®. The Segment sells its products through floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA operations are vertically integrated from the production of raw material to the manufacturing and distribution of the Segment’s product lines.

Flooring ROW designs, manufactures, sources, distributes and markets a broad variety of laminate, LVT and sheet vinyl, wood flooring, broadloom carpet and carpet tile collections used in residential and commercial markets for both remodeling and new construction. In addition, Flooring ROW manufactures roofing panels, insulation boards, mezzanine flooring, MDF, decorative panels and chipboards primarily for the European market. The Segment also licenses certain patents related to flooring manufacturing throughout the world. The Segment markets and distributes its products under various brands, including the following: Feltex®, GH Commercial®, Godfrey Hirst®, Hycraft®, IVC Home®, Lentex Flooring®, Leoline®, Moduleo®, Mohawk Group®, Pergo®, Quick-Step®, Redbook® and Unilin®. The Segment sells its products through floor covering retailers, wholesalers, home centers, Company-operated distributors, independent distributors, residential builders, commercial contractors and commercial end users. Flooring ROW operations are vertically integrated from the production of raw material to the manufacturing and distribution of the Segment’s product lines.

Business Strategy

Mohawk’s business strategy provides a consistent vision for the organization and focuses employees around the globe on key priorities by providing continuity for the Company’s operating principles and ensuring an emphasis on exceeding customer expectations.

The strategy’s key points are cascaded down through the organization:

•Optimizing the Company’s position as the industry’s preferred provider by delivering exceptional value to customers;
•Treating employees fairly to retain the best organization;
•Driving innovation in all aspects of the business;
•Taking reasonable, well considered risks to grow the business; and
•Enhancing the communities in which the Company operates.

Mohawk is committed to responsible growth and delivering value to the Company’s stockholders and customers through tailoring its operational presence in the markets the Company serves, including through:

•Operational Excellence through simplified operations, improved productivity, expanded sustainable processes, enhanced analytics and automation
•Market Development & Penetration through higher sales to existing customers, sales of existing products to new customers and expansion into new markets
•Product Innovation & Improvement through higher-value product creation, enhanced design and features for existing products & emphasis on sustainable products
• Non-Organic Growth through mergers and acquisitions.

Mohawk is taking action to optimize the Company’s manufacturing and distribution footprint to reduce complexity, improve productivity, and align capacity with anticipated future market demand. During 2022 and 2023, the Company implemented restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs and improving future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2024, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above.

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing tools and programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Europe, Latin America and Australasia, as well as to export products to approximately 180 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe, similar advantages have supported market leadership in ceramic tile, premium laminate and sheet vinyl. The Company also has established a strong position in the fast-growing LVT market in the United States and Europe, with investments to expand capacity and align the product offering with market trends. In 2023, the Company further expanded its presence in Brazil through the acquisition of Elizabeth Revestimentos, a leading Brazilian ceramic tile business with four manufacturing facilities strategically located throughout that country. In 2023, the Company also acquired Vitromex, a leading Mexican ceramic tile business with four manufacturing facilities strategically located throughout that country, further solidifying the Company’s position in the Mexico ceramic tile market.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Reveal Imaging® printing that replicates the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has pioneered an innovative ceramic tile technology called StepWise™ that is infused into its top-quality porcelain tile to significantly improve slip resistance. Given the frequent use of ceramic tile in kitchens and baths, the Company has also introduced numerous collections featuring antimicrobial treatment that becomes a permanent part of the product. The Company manufactures large-scale porcelain slabs that can replicate the look of natural stone but are harder and more durable. In addition to satisfying demand for their domestic markets, porcelain slabs produced in Europe are also exported to North America, where along with the Company’s quartz countertop and natural stone slab offerings they provide customers with a comprehensive array of surface options.

In carpet, the Company’s proprietary fiber technologies include SmartStrand® and its brand extensions, which are made in part with annually renewable plant-based materials and were the first super-soft stain-resistant products on the market. In the fast-growing polyester carpet category, the Company’s patented Continuum™ process adds bulk and softness to polyester fiber, differentiating the Company’s products in the market. The Company has also launched an innovative carpet backing called Recover™ that is hypoallergenic, latex and VOC free and is easier to install and seam.

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

The Company’s resilient flooring products reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that create more realistic visuals. To complement the beauty of its LVT collections, the Company has also enhanced the performance of its premium rigid products with a stone-plastic composite core and an enhanced lacquer finish to provide a dent proof, scratch resistant surface that can withstand today’s active family homes. The Company has recently introduced two PVC-free water-proof flooring options: PureTech™, a sustainable alternative that incorporates 70% recycled content and Solid Tech R™, which utilizes ten recycled plastic bottles per square foot.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. The Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading product offerings, expanding distribution and improving productivity. Forbes has designated Mohawk as one of the Best Large United States Employers and Training Magazine ranked the Company’s training and development programs among the best for more than fifteen years.

Sustainability

Mohawk’s sustainability strategy is founded on three pillars: Better for People, Better for the Planet, and Better for Performance. Through the Better for People pillar, the Company focuses on employee engagement, health and well-being, workforce development, a Zero-Harm Workplace and community engagement initiatives. Highlights of this pillar include Mohawk Group’s ArtLifting partnership working with artists with disabilities to include their designs in commercial flooring collections and an extensive internal training initiative from the plant floor to the C-suite. In the United States and Mexico, the Company operates on-site, near-site and virtual Healthy Life Centers to assist employees and their eligible family members with management of chronic conditions as well as treatment of acute illness. Through the Better for the Planet pillar, Mohawk focuses on a climate-positive future through energy conservation, water restoration and product circularity, including waste reduction and responsible sourcing. The Company uses extensive recycled content in many of its products, including transforming billions of discarded plastic bottles annually to create polyester carpet fiber, millions of pounds of recycled and reclaimed wood annually into laminate flooring, chipboards and decorative panels, and millions of pounds of tires annually to produce decorative crumb rubber mats. The Company also produces energy through solar panels, windmills and a waste-to-energy program using scrap wood material. In 2023 and 2024, USA Today included Mohawk in its first two lists of America’s Climate Leaders, companies that are making the largest reductions in their carbon emissions. Through the Better for Performance pillar, the Company focuses on sustainability initiatives, ethics, data security and privacy, including creating and maintaining sustainability-related policies.

Mohawk’s annual Impact Report sets forth the Company’s initiatives with respect to these pillars and details how the Company works to manage its operations responsibly and ethically. The Impact Report includes Mohawk’s environmental, social and governance (“ESG”) policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental sustainability, climate change and greenhouse gas emissions reduction and employee health and safety management. The scope of the Board’s Nominating & Corporate Governance Committee responsibilities includes oversight of Mohawk’s sustainability programs, and the scope of the Board’s Audit Committee responsibilities includes oversight of climate-related risks. The Impact Report can be found at www.mohawksustainability.com. This website does not constitute part of this Form 10-K.

Sales and Distribution

Global Ceramic

Global Ceramic designs, markets, manufactures, distributes and sources a broad line of ceramic and porcelain tile collections for floors and walls, as well as porcelain slabs and natural stone and quartz countertops. Products are distributed through various channels, including home centers, Company-owned service centers and stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. The business is organized with dedicated sales forces to address the specific customer needs of each distribution channel.

The Company provides customers with one of the ceramic tile industry’s broadest product lines—a complete selection of glazed floor tile, glazed wall tile, mosaic tile, porcelain tile, quarry tile, porcelain landscaping pavers, exterior cladding, stone products, porcelain slabs, quartz countertops and installation products. In addition to products manufactured by the Company’s ceramic tile business, the Company also sources products from other manufacturers to enhance its offering to customers.

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

Flooring NA

Flooring NA designs, markets, manufactures, distributes and sources broadloom carpet, carpet tile, carpet pad, rugs, laminate, LVT, sheet vinyl and wood flooring in a broad range of colors, textures and patterns. Flooring NA positions product lines in all price ranges and emphasizes quality, style, performance and service. In addition to products manufactured by Flooring NA, the Company also sources products from other manufacturers to enhance its offering to customers.

Flooring NA markets and distributes its product lines to floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, independent distributors, residential builders, commercial contractors and commercial end users. Some products are also marketed through private labeling programs. Sales to customers focused on residential products represent a significant portion of the total industry and the majority of the Segment’s sales.

The Company has positioned its brand names across all price ranges. Foss, Karastan, Mohawk, Mohawk Home, Pergo, Portico and Quick-Step are positioned to sell in the residential flooring markets. Aladdin Commercial and Mohawk Group are positioned to sell in the commercial market, which is made up of corporate office space, educational facilities, institutional facilities, healthcare/assisted living facilities and retail space. The Company also sells into the commercial hospitality space (hotels, restaurants, gaming facilities, etc.) under its Durkan brand.
The Segment’s sales forces are generally organized by sales channels to best serve each type of customer. Product delivery to independent dealers is facilitated predominantly on Mohawk trucks operating from a strategically positioned national network of warehouses and cross-docks that receive inbound product directly from the Company’s manufacturing operations.

Flooring ROW

Flooring ROW designs, markets, manufactures, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet and carpet tile. It also designs, manufactures, markets and distributes roofing panels, insulation boards, MDF, chipboards, decorative panels and mezzanine floors. Products are sold through separate distribution channels, consisting of floor retailers, wholesalers, home centers, Company-operated distributors, independent distributors, residential builders, commercial contractors and commercial end users. The business is organized to address the specific customer needs of each distribution channel.

Flooring ROW markets and sells its flooring products under the Feltex, GH Commercial, Godfrey Hirst, Hycraft, IVC Home, Lentex, Leoline, Moduleo, Mohawk Group, Pergo, Quick-Step and Redbook brands. Flooring ROW also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, in Europe, Flooring ROW markets and sells insulation boards and roof panels under the Unilin Insulation brand and MDF, chipboards and high-pressure laminate (HPL) decorative panels under the Unilin Panels brand. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

The Company uses regional distribution centers and direct shipping from manufacturing facilities to provide high-quality customer service and enhance the Company’s ability to plan and manage inventory requirements.

Advertising and Promotion

The Company’s brands are among the best known and most widely distributed in the industry. The Company vigorously supports the value and name recognition of its brands through traditional advertising channels, including numerous trade publications and unique promotional events that highlight product design and performance, as well as social media initiatives and Internet-based advertising. The Company has invested significantly in websites that educate consumers about the Company’s products, helping them to make informed decisions about purchases, and that identify local retailers that offer the Company’s collections. The Company offers its customers the award-winning Omnify™, an internet platform that automatically syncs updated product and sales information between the Company and its United States aligned retailer websites, ensuring that consumers have access to the most accurate and timely information and creating a faster connection between the consumer and local retailers.

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

Manufacturing and Operations

Global Ceramic

The Company’s ceramic tile manufacturing operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of ceramic and porcelain tile, porcelain slabs and quartz countertops. The Company believes that its manufacturing organization’s leading-edge technology offers competitive advantages due to its ability to create a differentiated product line consisting of one of the industry’s broadest offerings of sizes, shapes, colors, textures and finishes, as well as the industry’s largest offering of trim and decorative pieces. In addition, Global Ceramic also sources a portion of its collections to enhance its product offerings. Global Ceramic continues to invest in equipment that uses the latest technologies, which supports the Company’s efforts to increase manufacturing capacity, improve efficiency, meet the growing demand for its innovative products and develop new capabilities.

Flooring NA

The Company’s carpet manufacturing operations are vertically integrated and include the extrusion of triexta, nylon, polyester and polypropylene resins, as well as recycled post-consumer plastics, into fiber. Flooring NA is also vertically integrated in yarn processing, carpet backing manufacturing, tufting, weaving, dyeing, coating and finishing.

The Segment is also vertically integrated with significant manufacturing assets that produce laminate flooring, MDF board, fiberglass sheet vinyl and LVT. Flooring NA continues to invest in capital expenditures, such as the expansion of the Company’s North American LVT and premium laminate manufacturing capacity. Other investments in state-of-the-art equipment support market growth, increase manufacturing efficiency and improve overall cost competitiveness.
Flooring ROW

The Company’s laminate flooring manufacturing operations in Europe are vertically integrated. The Company believes Flooring ROW has advanced equipment that results in competitive manufacturing in terms of cost and flexibility. In addition, Flooring ROW has significant manufacturing capability for wood flooring, LVT and sheet vinyl.

Flooring ROW continues to invest in capital expenditures such as LVT, utilizing the latest advances in technologies to enhance its product offering, improve efficiency and develop new capabilities including state-of-the-art, fully integrated production that will leverage the Company’s proven record of bringing innovative and high-quality products to its markets. The manufacturing facilities for roofing panels, insulation boards, MDF, chipboards and HPL decorative panels in Flooring ROW are all configured for cost-efficient manufacturing and production flexibility and are competitive in the European market.

Inputs and Suppliers

Global Ceramic

The principal raw materials used in the production of ceramic tile are clay, talc, feldspar, industrial minerals and glazes. The Company has long-term clay mining rights in Brazil, Bulgaria, North America and Russia that satisfy a portion of its clay requirements for producing tile. The Company also purchases a number of different grades of clay for the manufacture of its tile. Glazes are used on a significant percentage of manufactured tiles. Glazes consist of frit (ground glass), zircon, stains and other materials, with frit being the largest component. The Company manufactures a significant amount of its frit requirements. The Company believes that there is an adequate supply of all grades of clay, talc and industrial minerals that are readily available from a number of independent sources. If these suppliers were unable to satisfy the Company’s requirements, the Company believes that alternative supply arrangements would be available.

Flooring NA

The principal raw materials used in the production of carpet are polyester, triexta, nylon, polypropylene, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum-based. The Company uses recycled and reclaimed wood, paper and resins in its production of laminate flooring products. In its resilient flooring operations, the Company uses glass fiber, plasticizers and polyvinyl chloride (PVC) resins. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company obtains most of its raw materials from major suppliers that provide inputs to each major product category. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. The market for raw materials is sensitive to temporary disruptions.

Flooring ROW

The principal raw materials used in the production of laminate flooring and boards are recycled and reclaimed wood, paper and resins. The principal raw materials used in the production of insulation panels are polyisocyanurate foam and foil-faced film. The wood suppliers provide a variety of wood species, providing the Company with a cost-effective and secure supply of raw material. In its resilient flooring operations, the Company uses glass fiber, plasticizers and PVC resins. The principal raw materials used in the production of broadloom carpet and carpet tile are wool, polyester, triexta, nylon, polypropylene, caprolactam, recycled post-consumer plastics, synthetic backing materials, latex and various dyes and chemicals, the majority of which are petroleum-based. Major raw materials used in the Company’s manufacturing process are available from independent sources, and the Company has long-standing relationships with a number of suppliers. If these suppliers were unable to satisfy the requirements, the Company believes that alternative supply arrangements would be available. The market for raw materials is sensitive to temporary disruptions.

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2023, the United States floor covering industry reported $34.1 billion in sales, down approximately 7.4% over 2022’s sales of $36.8 billion. In 2023, the primary categories of flooring in the United States, based on sales, were carpet and rugs (33.3%), resilient consisting of LVT, sheet vinyl and various other resilient categories (33.0%), ceramic tile (12.6%), wood (11.9%), stone (5.9%) and laminate (3.3%). In 2023, the primary categories of flooring in the United States, based on square feet sold, were resilient consisting of LVT, sheet vinyl and various other resilient categories (39.7%), carpet and rugs (39.5%), ceramic tile (11.4%), wood (5.0%), laminate (3.0%) and stone (1.4%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic

Globally, the ceramic tile industry is significantly fragmented, though the Company believes it is the world’s largest manufacturer, distributor and marketer of ceramic tile. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including Europe, Russia and the United States, as well as maintaining leading positions in the Brazilian and Mexican markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their cost, design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions; however, most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2023, the estimated global capacity for ceramic tile was 171 billion square feet – down 5.5% from the prior year primarily due to inflation, an energy crisis, higher interest rates and the resulting slowing demand for flooring that began in the second half of 2022 – with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels.

Flooring NA

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences, supply chain disruptions and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2023, the United States flooring industry had carpet and rug sales of approximately $11.4 billion out of the overall $34.1 billion market. Based on its 2023 net sales, the Company believes it is the largest producer of rugs and the second largest producer of carpet in the world. The Company differentiates its carpet collections in the marketplace through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the best-known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the United States. The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed in register surfaces and patented installation technologies. The United States resilient industry is highly competitive, and according to industry publications, grew more than 8.2% in 2023. Based on industry publications, in 2023, LVT, sheet vinyl and other various resilient categories generated sales of $11.3 billion out of the $34.1 billion total United States flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the United States. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability. The Company has expanded its resilient product portfolio to include a renewable polymer core (RPC) category and a stone polymer core (SPC) category made with recycled plastic bottles, both of which are a PVC-free alternatives to traditional resilient products while maintaining waterproof capabilities and exceeding the scratch resistance of traditional LVT.

Flooring ROW

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. The Company also extended its sheet vinyl business into Eastern Europe with the acquisition of Polish-based Lentex Flooring. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its Australasian soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the acquisitions of Xtratherm and of Ballytherm, the Company has extended its insulation business to the United Kingdom and Ireland while expanding sales in its core Benelux Region. The Company also increased its European wood panels business by acquiring German-based Berghoef and Otto Schneider (mezzanine flooring) and French-based Panneaux De Corrèze (MDF).

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests. The Company holds a substantial portfolio of over 3,800 patents spanning 500 families.

The Company uses several trademarks that it considers important in the marketing of its products, including American Olean, Daltile, Decortiles, Durkan, Eliane, Elizabeth, EmilGroup, Feltex, Foss, Godfrey Hirst, IVC Home, Karastan, Kerama Marazzi, Lentex Flooring, Leoline, Marazzi, Moduleo, Mohawk, Mohawk Group, Mohawk Home, Pergo, Quick-Step and Unilin. These trademarks reflect innovations in design, performance and installation, which represent competitive advantages and provide differentiation from competing brands in the market.

Flooring ROW owns a number of patent families in Europe and the United States, some of which the Company licenses to manufacturers throughout the world. The Company continues to explore additional opportunities to generate revenue from its patent portfolio.

Major Customers

During 2024, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

Human Capital

The Company’s management team recognizes the importance of its employees to the Company’s overall long-term success. The Company prioritizes its employees by focusing on a number of human capital objectives, including recruitment, development, engagement and retention, as well as safety, health and well-being.

The Company’s talent development initiatives center on the education, exposure and experience of its employees, and the Company’s commitment to sustaining a workforce that mirrors the communities in which it operates. The Company prioritizes the development of early-in-career talent to build and expand future generations of leadership. The Company is also dedicated to building community partnerships and leveraging its employer brand to yield a broad-based applicant pool that attracts all of the community’s best candidates for career opportunities. The Company remains committed to promoting fair, equitable and respectful workplaces where all people have equal opportunities to grow and advance.

The Company is dedicated to creating a working environment that is free from hazards, promotes employee well‑being and prioritizes safety at every level. The Company fosters a collaborative partnership with its employees to uphold safe and secure workplaces across the globe. Each of the Company’s business segments prioritizes enhancement of safety measures within their respective facilities, with a heightened focus on equipment maintenance, machine guards and peer‑to‑peer feedback. By consolidating safety data from all business segments, the Company calculates its corporate recordable incident rate, which serves as a key indicator of its overall safety performance.

As of December 31, 2024, the Company employed approximately 41,900 people, consisting of approximately 16,200 in the United States, approximately 14,200 in Europe and approximately 11,500 in other countries. The majority of the Company’s European manufacturing employees are members of unions. The Company has not experienced any major strikes or work stoppages in recent years and believes that its relations with its employees are good.

Governmental Regulations

As a global manufacturing company, the Company’s operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection, international trade, data privacy, tax, consumer protection, government contracts, climate change and others. The Company is subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which it has operations or otherwise does business. The Company maintains policies intended to ensure that its operations are conducted in compliance with applicable laws and regulations. The Company believes that it is in compliance, in all material respects, with presently applicable laws and regulations.

The Company complies with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, the Company has established and is following its own standards, consistent with the Company’s commitment to environmental responsibility. These compliance requirements align with the Company’s focus on sustainability initiatives. The Company believes that it is in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which the Company has manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or the Company’s competitive position in 2024. While the Company cannot predict policy changes by various regulatory agencies or other unexpected developments, the Company expects that compliance with these laws and regulations will not have a material adverse effect on the Company’s competitive position in 2025.

Available Information

The Company’s Internet address is https://www.mohawkind.com. The Company makes available the following reports it files on its website, free of charge, under the heading “Investors”:

•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K; and
•amendments to the foregoing reports.

The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to the Securities and Exchange Commission (“SEC”). In addition to the Company’s website, the SEC maintains an Internet site that contains the Company’s reports, proxy and information statements, and other information that the Company electronically files with, or furnish to, the SEC at www.sec.gov.

Item 1A.Risk Factors

In addition to the other information provided in this Form 10-K, the following risk factors should be considered when evaluating an investment in shares of the Company’s Common Stock. If any of the events described in these risks were to occur, it could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

Industry and Economic Risks

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence, income and spending, corporate and government spending, interest rate levels, availability of credit and demand for housing.

Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies negatively impact the floor covering industry and the Company’s business. The Company derives a majority of its sales from residential and commercial construction and remodeling. During times of economic uncertainty or decline, end consumers tend to spend less on remodeling their homes. Likewise, new home construction and the corresponding need for new flooring materials tends to slow during recessionary periods. In addition, the combination of high interest rates and inflation has made mortgages less affordable and has increased the cost of home improvement projects, impacting the demand for the Company’s products. Cyclical economic downturns have caused, and could continue to cause, the industry to soften globally or in the local markets in which the Company operates. The Company cannot predict when or if interest rates or inflation will stabilize or decrease, and what effect such changes might have on repair and remodeling activities, new construction, product demand, the Company’s business, or its financial condition. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices, which could have a material adverse effect on the Company’s business.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. The Company may also encounter competition from competitors introducing new products or technologies that better meet customers’ needs, whether through pricing, sustainability, quality, versatility or other characteristics. In addition, some of the Company’s competitors are located outside of the major markets in which the Company participates, and these competitors may benefit from lower input costs or state subsidies. Price competition or overcapacity may limit the Company’s ability to raise prices for its products, may force the Company to reduce prices and may also result in reduced levels of demand for the Company’s products and cause the Company to lose market share. Competitors may also engage in unfair trade practices. For example, in 2024, the U.S. International Trade Commission investigated Indian ceramic tile producers for unfairly selling their products in the U.S. at less than fair value and for unfairly benefiting from government subsidies, causing harm to the U.S. ceramic tile industry.

To maintain the Company’s competitive position, the Company must continue to develop new products that meet changing consumer preferences and successfully market and commercialize its innovation, which may require substantial investments in the Company’s product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing. Any of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

International Risks

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s international activities are significant to its manufacturing capacity, revenues and profits. The Company generates approximately 45% of its annual sales in countries outside of the U.S. In addition, the Company continues to expand internationally through acquisitions, construction of new manufacturing operations and investments in existing ones. Currently, Flooring ROW has significant operations in Australia, Brazil, Europe, Malaysia, New Zealand and Russia, Global Ceramic has significant operations in Brazil, Europe, Mexico and Russia, and Flooring NA maintains LVT and pad manufacturing operations in Mexico. In addition, the Company sources raw materials and finished goods from multiple international locations.

The Company’s international sales, supply chain, operations and investments have been, and may in the future be, impacted by risks and uncertainties, including:

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

The Company cannot assure investors that it will succeed in developing and implementing policies and strategies to address the foregoing risks effectively in each location where the Company does business, and therefore that the foregoing factors will not have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

Increased tariffs may increase the Company’s costs of goods sold and/or decrease consumer discretionary spending, which could have a material adverse effect on the Company’s business.

The Company manufactures its products in 19 countries and sells its products in approximately 180 countries. In addition, a significant percentage of the Company’s sourcing and upstream and downstream supply chain processes occur outside the U.S. or with vendors, suppliers, or customers located outside the U.S. Current U.S. government trade policy includes the imposition of tariffs on certain foreign goods. If the U.S. increases tariffs or other restrictions on foreign imports from Mexico, China or other countries, or any related countermeasures are taken, the Company’s business, financial condition, results of operations, and growth prospects may be adversely affected. Tariffs may increase the Company’s cost of goods sold, which could result in lower gross margins on certain products. Raising prices to account for any such increase in costs of goods may negatively impact the competitiveness, and in turn market share, of the Company’s products. If prices increase generally, consumer discretionary spending may decrease. In addition, as companies seek to avoid tariffs by routing impacted supply chains away from tariff-targeted jurisdictions, the Company may face supply chain disruption as global supply chains are reworked. In each case, increased tariffs on imports from Mexico, China, or other countries could materially and adversely affect the Company’s business, financial condition, results of operations, and prospects.

The Company is subject to risks and uncertainties associated with doing business in emerging markets.

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
•compliance with laws governing international relations and trade, including United States and European Union laws that relate to sanctions and corruption;
•immature legal and banking systems;
•uncertainty with respect to title to real and personal property;
•underdeveloped infrastructure;
•heavy state control of natural resources and energy supplies;
•state ownership of transportation and supply chain assets;
•high protective tariffs and inefficient customs processes;
•high crime rates; and
•war and/or armed conflict.

Changes in any one or a combination of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects. Given the volatility in the current global economic climate and geopolitical events around the world, including the Russian military actions in Ukraine and ongoing conflicts in the Middle East, it is difficult for the Company to predict the complete impact of the foregoing matters on its business, financial condition, results of operations, and prospects.

Specifically, as a result of ongoing Russian military actions in Ukraine, the Company suspended new investment in Russia as of the first quarter of 2022. The Company has experienced and may continue to experience supply chain disruption and price increases of raw materials and spare parts needed in the Company’s Russian operations. The U.S., the European Union and other governments have imposed and broadened sanctions on certain individuals and financial institutions in Russia and have proposed to further extend economic sanctions. Any future consequences of the conflict, including additional economic sanctions, may result in an adverse effect on the Company’s Russian operations, which represented approximately 4% of net sales for the year ended December 31, 2024. The broader consequences of this conflict, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses or seizure and sale of their assets; increased tensions between the U.S. and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted. The Company continues to monitor the potential impacts on its business and the ancillary impacts that the conflict may have on its other global operations.

Fluctuations in currency exchange rates may impact the Company’s financial condition and results of operations and may affect the comparability of results between the Company’s financial periods.

The Company is exposed to currency exchange rate fluctuations. International sales have represented a significant percentage of the Company’s total sales, with approximately 45% of annual sales generated by international operations. The Company also maintains manufacturing facilities in 18 countries outside the U.S. The Company expects that a significant amount of its future sales will continue to come from outside the U.S. The Company is also exposed to currency exchange rate fluctuations by its purchase of raw materials and component parts from suppliers in multiple countries. The Company experiences currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. In addition, the results of the Company’s foreign subsidiaries are translated into U.S. dollars from the local currency for consolidated reporting. The Company may not be able to manage its currency translation risks effectively, and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

Business and Operational Risks

The Company may be unable to predict customer preferences or demand accurately, or to respond effectively to technological developments.

The Company operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design, product category and technical features. There is no assurance the Company will be able to quickly and effectively respond to changing customer demand or technological developments.

In addition, the rapid development of new technologies such as artificial intelligence, as well as other technologies in the future that are not foreseen today, continue to transform the markets within which the Company operates. In order to remain competitive, the Company will need to adapt to and integrate new technologies into its current and future operations, and also guard against existing and new competitors disrupting its business using such technologies. There can be no assurance that the Company will continue to compete effectively with its industry peers due to technological changes. Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

In periods of rising costs, the Company may be unable to pass raw materials, labor, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on the Company’s business.

The supply and prices of raw materials, labor, energy and fuel-related costs, including those related to oil and natural gas, are subject to market conditions and are impacted by many factors beyond the Company’s control, including geopolitical conflict (such as the ongoing conflicts in the Middle East and Russian military actions in Ukraine), pandemics (such as the COVID-19 pandemic), labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, inflation and increased demand, among other factors. Although the Company generally attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business, financial condition, results of operations, and prospects have been and may be materially affected.

The Company may be unable to obtain raw materials or sourced product on a timely basis, which could have a material adverse effect on the Company’s business.

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring businesses and panels business; and glass fiber, plasticizers, and PVC resins, which are used in the Company’s sheet vinyl and luxury vinyl tile businesses. In addition to raw materials, the Company sources finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. A material temporary or long-term adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such a supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, the Company’s ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs, global trade uncertainties and international crises, such as ongoing geopolitical conflict. For example, the Russian invasion of Ukraine resulted in supply chain disruption of raw materials sourced from Ukraine (primarily clay) in fiscal 2022, and the ongoing conflicts in the Middle East may result in an escalation of oil and petroleum-based chemical prices as well as the introduction of sanctions or transportation barriers, which could impact the Company’s operations. An extended interruption in the supply of sourced products or raw materials used in the Company’s business or in the supply of suitable substitute materials or products could disrupt the Company’s operations, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company makes significant capital investments in its business and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products, enter new markets and improve operating efficiencies.  The Company has historically made significant capital investments each year and will continue to make capital investments in future periods, including approximately $520 million of capital investments in 2025. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital expenditures will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect business, financial condition, results of operations, and prospects.

The long-term performance of the Company’s business relies on its ability to attract, develop and retain talented personnel.

The Company’s ability to attract, develop and retain qualified and talented personnel in management, sales, marketing, product design and operations, including in new international markets into which the Company may enter, is key to the Company’s overall success. The Company competes with multinational firms for these employees and invests resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect the Company’s competitive position and its business, financial condition, results of operations, and prospects.

The Company may experience certain risks associated with acquisitions, joint ventures and strategic investments.

The Company intends to grow its business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, many of which may continue to affect the Company after the acquisition. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on the Company. In addition, economic conditions may fluctuate in the various regions where newly acquired companies operate, which may present foreign exchange and operational risks to the Company. Additional challenges related to the Company’s acquisition strategy include:

•maintaining executive offices in different locations;
•manufacturing and selling different types of products through different distribution channels;
•conducting business from various locations;

•maintaining different operating systems and software on different computer hardware; and
•retaining key employees.

Failure to successfully manage and integrate an acquisition with the Company’s existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on the Company’s business. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability, or otherwise perform as expected, may result in goodwill or other asset impairments or otherwise have a material adverse effect on the Company’s business. Finally, acquisition targets may be subject to material liabilities that are not properly identified in due diligence and that are not covered by seller indemnification obligation or third-party insurance. The unknown liabilities of the Company’s acquisition targets may have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

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

As part of the Company’s business strategy, the Company intends to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although the Company regularly evaluates such opportunities, the Company may not be able to successfully identify suitable acquisition candidates, to secure certain required governmental approvals necessary to consummate such strategic transactions or to obtain sufficient financing on acceptable terms to fund such strategic transactions, which may slow the Company’s growth and have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

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

In particular, the Company’s operations are subject to various environmental, social, and health and safety laws and regulations. Increased focus by the U.S., European Union and other governmental authorities on climate change and other environmental matters has led to enhanced regulation in these regions, which is expected to result in increased compliance costs and could subject the Company to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend, in large part, on the extent of final regulations and the ways in which those regulations are enforced. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. The Company may incur material costs in order to comply with new or existing regulations, including fines and penalties and increased costs of its operations. For example, certain aspects of the Company’s operations and supply chain have become, and are expected to become increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards related to climate change. Many governing bodies have introduced additional due diligence and disclosure requirements addressing sustainability that the Company expects will apply to its operations and supply chain in the coming years, such as California’s Climate Corporate Data Accountability Act in the U.S. and the Corporate Sustainability Reporting Directive (“CSRD”) and Corporate Sustainability Due Diligence Directive (“CSDDD”) in the European Union.

The Company believes political and scientific attention to issues concerning climate change and ESG matters will continue, with increasingly numerous and complex laws and regulations that could affect the Company’s financial condition. The lack of consistent climate legislation in the jurisdictions in which the Company operates creates economic and regulatory uncertainty. If these laws or regulations impose significant operational restrictions and compliance requirements on the Company, they could increase costs associated with the Company’s operations, including costs for raw materials and transportation. Non-compliance with climate change treaties, regulations and disclosure requirements could also negatively impact the Company’s reputation. The Company could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of the Company’s operations on the environment. In addition, energy prices could increase as a result of climate change legislation or other environmental mandates.

Also, the Company’s manufacturing facilities may become subject to further limitations on emissions due to public policy concerns regarding climate change or other environmental or health and safety concerns. Because the Company’s manufacturing processes use a significant amount of energy, especially natural gas, the imposition of greenhouse gas emissions limitations, such as a “cap-and-trade” system, could require the Company to increase its capital expenditures, use its cash to acquire emission credits or restructure its manufacturing operations.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

Failure to attain certain sustainability targets and goals could have a material adverse effect on the Company's business.

The Company has established strategies, goals and targets related to climate change and other sustainability matters. The Company’s ability to achieve any such strategies, goals or targets depends on a number of factors, including, but not limited to, evolving regulatory standards, changes in carbon markets, consumer demand for low-carbon and sustainable products, technological developments, the conduct of third-party manufacturers and suppliers, climate change-related impacts, and raw material and supply chain disruptions. Actual or perceived failures or delays in achieving strategies, goals and targets related to climate change and other environmental matters could adversely affect the Company’s business, financial condition, results of operations, and prospects, and result in reputational harm and increased risk of litigation.

In addition, investor advocacy groups, certain institutional investors, investment funds, lenders, market participants, stockholders, customers, and other stakeholders have focused increasingly on ESG and sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If Mohawk’s ESG practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, the Company’s access to capital may be negatively impacted based on an assessment of Mohawk’s ESG practices. These limitations, in both the debt and equity markets, may materially negatively affect the Company’s ability to manage its liquidity, refinance existing debt, grow its businesses, and implement its strategies, as well as adversely impact the Company’s business, financial condition, results of operations, and prospects.

It is possible that investor advocacy groups, certain institutional investors, investment funds, lenders, market participants, stockholders, customers, and other stakeholders may not be satisfied with Mohawk’s ESG practices or the speed of their adoption. In addition to the costs associated with the activities discussed above, the Company could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, the Company’s failure, or perceived failure, to meet the standards set forth in the Impact Report could negatively impact its reputation, employee retention, and the willingness of customers and suppliers to do business with the Company.

The Company’s business operations could suffer significant losses from climate change, natural disasters, catastrophes, fire, pandemics or other unexpected events.

Many of the Company’s business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornados, hurricanes and earthquakes, or by fire, pandemics or other unexpected events. Specifically, altered weather conditions associated with climate change may impact the Company’s ability to operate certain manufacturing facilities and could also limit general residential or commercial construction activity, which in turn could adversely impact consumer demand for the Company’s products. The Company could incur uninsured losses and liabilities arising from such events, including damage to its reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on its business, financial condition, results of operations, and prospects.

The Company may be exposed to litigation, claims and other legal proceedings relating to its products, operations and compliance with various laws and regulations, which could have a material adverse effect on the Company’s business.

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. The Company is also subject to various claims related to its operations and its compliance with various corporate laws and regulations, including matters described in Note 15, Commitments and Contingencies. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company’s business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance and other types of insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation or the reputation and sales of its products.

The Company’s inability to maintain its patent licensing revenues could have a material adverse effect on the Company’s business.

The profit margins of certain of the Company’s businesses, particularly Flooring ROW, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. The Company has filed and is continuing to file patents relating to many different aspects of the Company’s products and associated methods and is generating patent license revenues on these diverse patents; however, patents have a certain validity period so the current revenue-producing patents will expire over time. The failure to continue to develop alternative patents and revenues to replace expired or invalidated patents in the future could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

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

Furthermore, despite the Company’s efforts, the Company may be unable to prevent competitors and/or third parties from using the Company’s technology without the Company’s authorization, independently developing technology that is similar to that of the Company or designing around the Company’s patents. The use of the Company’s technology or similar technology by others could reduce or eliminate any competitive advantage the Company has developed and cause the Company to lose sales.

The Company has obtained and applied for numerous U.S and foreign service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company’s pending or future applications will be approved by the applicable governmental authorities. The failure to obtain trademark registrations in the United States and in other countries could limit the Company’s ability to protect its trademarks and impede its marketing efforts in those jurisdictions.

The Company generally requires third parties with access to the Company’s trade secrets to agree to keep such information confidential. While such measures are intended to protect the Company’s trade secrets, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company’s confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. In any of these circumstances, the Company’s competitiveness could be significantly impaired.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

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

The Company might be required to pay substantial damages (including punitive damages and attorneys’ fees), discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses authorizing the use of infringing technology. There can be no assurance that licenses for disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company along with failure to develop or license a substitute technology, the Company’s business, financial condition, results of operations, and prospects would be materially and adversely affected.

Information Technology Risks

The Company relies on information systems in managing the Company’s operations and any system failure or deficiency of such systems may have an adverse effect on the Company’s business.

The Company’s businesses rely on its information systems, including its computer hardware, software and network, to obtain, process, analyze and manage data. The Company relies on these systems to, among other things:

•facilitate the purchase, management, distribution, and payment for inventory items;
•manage and monitor the daily operations of the Company’s distribution network;
•receive, process and ship orders on a timely basis;
•manage accurate billing to and collections from customers;
•control logistics and quality control for the Company’s retail operations;
•manage financial reporting;
•monitor point of sale activity;
•store, deliver and transmit data to the Company’s sales and distribution systems; and
•manage and conduct certain production processes.

Any event that causes interruptions to the input, retrieval and transmission of data or increase in the Company’s service time could disrupt the Company’s normal operations. Interruption, impediment or failure of the Company’s information systems has in the past caused, and in the future could cause, unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to the Company’s reputation and loss or misappropriation of sensitive data, which could result in loss of customers, increased operating expenses and financial losses. There can be no assurance that the Company can effectively carry out its disaster recovery plan to handle the interruption or failure of its information systems, or that the Company will be able to restore its operational capacity within sufficient time to avoid material disruption to its business. In addition, there can be no assurance that the Company can effectively manage the resources necessary to sustain and protect an appropriate information system infrastructure, or effectively implement system upgrades in a timely manner.

The Company, both itself and through third party business partners, collects and processes proprietary, personal, confidential and sensitive data, which may include information about customers, employees, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally. The Company’s third-party business partners could also be sources of operational and data security risk to the Company, including from breakdowns or failures of their own systems or capacity constraints. Any issues that arise from the Company’s third-party business partners, including those resulting from disruptions in communication services provided by a business partner, regulatory restrictions, fines, orders or other regulatory action causing reputational harm, failure of a business partner to provide services for any reason or poor performance of services, could adversely affect the Company’s information systems and its ability to conduct its business. In addition, the misappropriation or misuse of customer, consumer, employee, supplier or Company data resulting from a failure of the Company’s information systems or those of its third-party business partners could result in significant costs, lost sales, fines, lawsuits and damage to the Company’s reputation.

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

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company is subject to cybersecurity risks and expects to incur increasing costs in an effort to minimize those risks.

The Company, both itself and through third-party business partners, employs information systems that allow for the secure storage and transmission of customers’, consumers’, vendors’, employees’ and its own sensitive and proprietary information. These systems may be subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. Any significant compromise or breach of the Company’s information systems, whether external or internal, could result in significant costs, lost sales, fines, lawsuits and damage to the Company’s reputation. Furthermore, as cyber-attacks become more sophisticated, the Company expects to incur increasing costs to strengthen its systems from outside intrusions.

While the Company has implemented administrative and technical controls and has taken other preventive actions to reduce the risk of cyber incidents and protect its information system infrastructure, such controls and actions may be insufficient to prevent, or respond to, physical and electronic break-ins, cyber-attacks or other security breaches to the Company’s systems. There can be no assurance that the Company can effectively carry out its disaster recovery plan to address cyber-attacks or other security breaches to the Company’s systems, or that the Company will be able to restore its operational capacity within sufficient time to avoid material disruption to its business.

Furthermore, third-party business partners provide a number of key components necessary to the Company’s information systems. Any problems caused by these third-party business partners, including those resulting from cyber-attacks and security breaches, could adversely affect the Company’s information systems and its ability to conduct its business. Replacing these third-party business partners could also create significant delay and expense.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

Financial and Liquidity Risks

Changes in the global economy could affect the Company’s overall availability and cost of credit.

A downturn in the U.S. or global economies could impact the Company’s ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness.

Further, negative economic conditions may factor into the Company’s periodic credit ratings assessment by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch, Inc. Any future changes in the credit rating agencies’ methodology in assessing the Company’s credit strength and any downgrades in the Company’s credit ratings could increase the cost of its existing credit and could adversely affect the cost of and ability to obtain additional credit in the future. The Company can provide no assurances that downgrades will not occur. The cost and availability of credit during uncertain economic times could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

If the Company were unable to meet certain covenants contained in its existing credit facilities, it may be required to repay borrowings under the credit facilities prior to their maturity and may lose access to the credit facilities for additional borrowings that may be necessary to fund its operations and growth strategy.

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”) that provides for revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Amendment, among other things, increased the amount available under the Senior Credit Facility from $1,800 million to $1,950 million until October 18, 2024, after which the amount available under the Senior Credit Facility would decrease to $1,485 million. On August 5, 2024, the Company entered into a Lender Joinder Agreement, which increased commitments under the Senior Credit Facility by an additional $100 million until August 12, 2027, and further amended the Senior Credit Facility to permit the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $500 million. Any outstanding borrowings under the Company’s United States and European commercial paper programs also reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized approximately $536 million under the Senior Credit Facility resulting in a total of $1,049 million available as of December 31, 2024.

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

The Company is subject to the tax laws of the many jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to the Company’s facts is sometimes open to interpretation. In calculating the provision for income taxes, the Company must make judgments about the application of these inherently complex tax laws. The Company’s domestic and international tax liabilities are largely dependent upon the distribution of profit (loss) before tax among these many jurisdictions. However, the Company’s provision for income taxes also includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations and tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns, and ongoing assessments of the Company’s tax exposures.

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

The framework includes an income inclusion rule (“IIR”) and an undertaxed payments rule (“UTPR”) that work together to ensure a minimum level of tax in each jurisdiction in which a MNE operates. Further, countries can enact their own qualified domestic minimum top up tax (“QDMTT”) in order to limit the application of an IIR or UTPR to their domestic income. IIRs and QDMTTs were effective for the Company beginning in 2024 in some, but not all, of the jurisdictions in which the Company operates. The UTPR is expected to be effective for the Company beginning in 2025, which could subject the Company’s worldwide profits to a minimum level of tax regardless of whether the country in which the Company earned the income has adopted the GLOBE rules. The Company expects to be able to satisfy the requirements of certain CBCR Safe Harbor rules in many jurisdictions from 2024-2026, limiting the impact of the GLOBE rules in the qualifying jurisdictions, and as such, the Company does not anticipate a material impact to its provision for income taxes in the near term. The Company continues to monitor the OECD’s guidance related to the GLOBE rules and related legislation in the countries in which the Company operates to assess their potential impact to the Company’s income tax position.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

The Company maintains robust and comprehensive policies, processes, procedures and controls to protect and secure its information systems and data infrastructure from cybersecurity threats. The Company’s cybersecurity program is led by its Senior Director of Cybersecurity, who functions as the chief information security officer (“CISO”). The Company’s cybersecurity program interfaces with other functional areas within the Company, including but not limited to the Company’s business segments and information technology (“IT”), legal, risk management, human resources and internal audit departments, as well as external third-party partners, to identify and understand potential cybersecurity threats. The Company regularly assesses and updates its policies, processes, procedures and controls in light of ongoing cybersecurity developments.

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

The CISO also oversees the Company’s management of third-party service providers. The Company has engaged a third-party managed detection and response company to monitor the security of its information systems, including intrusion detection, and to provide timely alerts if a cybersecurity event occurs. The Company also has engaged a third-party digital forensics and incident response consultant on retainer.

The Company also requires cybersecurity training for certain employees, focusing on the appropriate protection and security of confidential company and third-party information. Additionally, the Company provides annual cybersecurity awareness training that covers a broad range of security topics, which may include secure access practice, phishing schemes, remote work and response to suspicious activities. In addition to online training, employees are educated through a number of methods, including event-triggered awareness campaigns, recognition programs, security presentations, company intranet articles, videos, system-generated communications, email publications and various simulation exercises.

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

Governance

The Company’s Audit Committee and Board of Directors provide ultimate oversight of the Company’s cybersecurity risk management. The Audit Committee regularly reviews and discusses with management the policies, processes, procedures and controls pertaining to the management of the Company’s information technology operations, including cyber risks and cybersecurity. The Company’s Chief Information Officer (“CIO”) provides quarterly reports to the Board of Directors regarding the evolving cybersecurity risk landscape, including emerging risks, as well as the Company’s policies, processes, procedures and controls for managing these risks.

The Company’s acting CISO reports directly to the CIO, who in turn reports to the Chief Executive Officer. The CISO maintains the certified information systems security professional certification and has more than 23 years of experience in cybersecurity. Under the direction of the CISO, the Company’s information technology department continuously analyzes cybersecurity risks to its business, considers industry trends and implements controls, as appropriate, to mitigate these risks. This analysis drives the Company’s long- and short-term cybersecurity strategies, which are executed through a collaborative effort within the IT department and are communicated to the Board of Directors regularly.

Item 2.Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities as of December 31, 2024. The Company owns its corporate headquarters in Calhoun, Georgia. The Company also owns and operates service centers and stores in Canada, the U.S. and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

Segment and Property Use	North America	Europe and Russia	Other	Total

Global Ceramic:
Manufacturing (1)	12	12	5	29
Distribution / Warehouse (1)	11	10	1	22

Flooring North America:
Manufacturing (1)	23	—	—	23
Distribution / Warehouse (1)	20	—	—	20

Flooring Rest of the World:
Manufacturing (1)	—	20	6	26
Distribution / Warehouse (1)	—	23	6	29

Total
Manufacturing (1)	35	32	11	78
Distribution / Warehouse (1)	31	33	7	71
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

See Note 15, Commitments and Contingencies, and Note 14, Income Taxes, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of the Company’s legal proceedings.

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
The Company’s common stock, $0.01 par value per share (the “Common Stock”), is quoted on the New York Stock Exchange under the symbol “MHK”.
As of February 17, 2025, there were 206 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of December 31, 2024, there remains $67.8 million authorized under the 2022 Share Repurchase Program.

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

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
September 29 through November 2, 2024	0.3	$132.91	0.3	$102.4
November 3 through November 30, 2024	0.1	$140.01	0.1	$81.7
December 1 through December 31, 2024	0.1	$131.66	0.1	$67.8
Total	0.5	$134.58	0.5

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion in this Form 10-K includes a comparison of fiscal 2024 to fiscal 2023. A similar discussion and analysis that compares fiscal 2023 to fiscal 2022 may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the fiscal year ended December 31, 2023.
References to “Mohawk,” “the Company,” “we,” “our” and “us” refer to Mohawk Industries, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.
Overview

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 nations and sales in approximately 180 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the U.S. and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in Australia, Brazil, Malaysia, Mexico, New Zealand, Russia and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainability.

During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. The Company anticipates that when completed these projects will deliver annual savings of approximately $145 million, with an estimated cost of approximately $215 million. In 2024, the Company announced further restructuring actions, including additional facility, assets and product rationalizations and workforce reductions to further reduce costs and improve the business for the future. The Company anticipates that when completed these projects will deliver annual savings of approximately $140 million, with an estimated cost of approximately $140 million. Execution timelines will vary by project, with some savings extending into 2026.

The Company derives a majority of its sales from residential and commercial construction and remodeling. Residential remodeling is the primary sales driver of flooring products and historically most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The combination of high interest rates and inflation has made mortgages less affordable and has increased the cost of home improvement projects, impacting the demand for the Company’s products. Although the U.S. Federal Reserve and the European Central Bank cut interest rates in 2024, home mortgage rates remain elevated globally, “locking in” current homeowners and suppressing housing turnover rates. Persistent inflation continues to hinder consumer discretionary spending, causing consumers to postpone large purchases of durable goods such as flooring. In addition, declining costs in energy and raw materials, coupled with lower industry volumes, have continued to exert pressure on selling prices, although energy prices in certain geographies and materials prices in some product categories remain volatile and may change significantly and unpredictably.

The Company has, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs, including through the restructuring actions discussed above. Due to low housing availability, aging stock and greater household formation, the Company believes demand in its markets will accelerate when interest rates decline.

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflict, including the Russia-Ukraine conflict and the ongoing conflicts in the Middle East. Since the first quarter of 2022, the Company has suspended new investments in Russia in response to ongoing Russian military actions in Ukraine, and the U.S., the European Union and other governments have imposed and broadened sanctions on Russia as well as on certain individuals and financial institutions. In addition, a prolonged and more expansive conflict in the Middle East region could escalate oil and petroleum-based chemical prices as well as lead to the introduction of sanctions or transportation barriers, though the extent of the impact on the Company’s business and results of operations, as well as the global economy, cannot be predicted. The broader consequences of current ongoing military conflicts, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the U.S. and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

Increased restrictions on global trade, including an increase in U.S. tariffs and any countermeasures to these increases, could result in, among other things, increased input costs, volatility in foreign exchange rates and financial markets, supply chain disruptions, and decreased consumer discretionary spending, any of which may adversely affect the Company’s business and supply chain. While the Company has had success sourcing alternate suppliers of raw materials to counteract supply chain disruptions, the Company may be negatively impacted by additional supply chain disruption in the future caused by further escalation of geopolitical conflict and increases in global trade restrictions.

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

In 2024, the Company invested approximately $450 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance. In 2025, the Company plans to invest approximately $520 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

Net earnings attributable to the Company were $517.7 million for 2024 compared to a net loss of $439.5 million for 2023. The change was primarily attributable to lower impairment charges; lower input costs; productivity gains; lower legal settlements, reserves and fees, partially offset by the unfavorable net impact of price and product mix.

For the year ended December 31, 2024, the Company generated $1,133.9 million of cash from operating activities. As of December 31, 2024, the Company had cash and cash equivalents of $666.6 million, of which $485.0 million was in the U.S. and $181.6 million was in other countries.

Results of Operations

	For the Years Ended December 31,
(In millions)	2024		2023
Statement of operations data:
Net sales	$10,836.9	100.0%	11,135.1	100.0%
Cost of sales (1)	8,149.2	75.2%	8,425.5	75.7%
Gross profit	2,687.7	24.8%	2,709.6	24.3%
Selling, general and administrative expenses (2)	1,984.8	18.3%	2,119.7	19.0%
Impairment of goodwill and indefinite-lived intangibles	8.2	0.1%	877.7	7.9%
Operating income (loss)	694.7	6.4%	(287.8)	(2.6)%
Interest expense	48.5	0.4%	77.5	0.7%
Other (income) expense, net (3)	0.2	0.0%	(10.8)	(0.1)%
Earnings (loss) before income taxes	646.0	6.0%	(354.5)	(3.2)%
Income tax expense (4)	128.2	1.2%	84.9	0.8%
Net earnings (loss) including noncontrolling interests	517.8	4.8%	(439.4)	(3.9)%
Less: Net earnings attributable to noncontrolling interests	0.1	0.0%	0.1	0.0%
Net earnings (loss) attributable to Mohawk Industries, Inc.	$517.7	4.8%	(439.5)	(3.9)%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges and other costs	$79.7	0.7%	105.0	0.9%
Step up of acquisition inventory	—	0.0%	4.5	0.0%
Other charges	2.3	0.0%	—	0.0%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	14.4	0.1%	27.2	0.2%
Reserves and fees for Legal settlements,	9.9	0.1%	87.8	0.8%
Other charges	10.7	0.1%	—	0.0%
(3) Other (income) expense includes:
Release of indemnification asset	1.8	0.0%	(3.0)	—%
Other charges	—	0.0%	(2.9)	0.0%
(4) Income tax expense includes:
Foreign tax regulation change	2.9	0.0%	(10.0)	(0.1)%
Reversal of uncertain position - Income taxes	(1.8)	0.0%	3.0	—%

Year Ended December 31, 2024, as Compared with Year Ended December 31, 2023

Net sales

Net sales for 2024 were $10,836.9 million compared to net sales of $11,135.1 million for 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $397 million and the unfavorable net impact of foreign exchange rates of approximately $68 million, partially offset by more shipping days for the year ended December 31, 2024 of approximately $92 million; higher sales volume attributable to acquisitions of approximately $48 million and higher sales volume of approximately $27 million.

Global Ceramic—Net sales for 2024 were $4,226.6 million compared to net sales of $4,300.1 million for 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $64 million; the unfavorable net impact of foreign exchange rates of approximately $64 million and lower sales volume of approximately $35 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million and more shipping days for the year ended December 31, 2024 of approximately $42 million.

Flooring NA—Net sales for 2024 were $3,769.9 million compared to net sales of $3,829.4 million for 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $126 million, partially offset by higher sales volume of approximately $37 million.

Flooring ROW—Net sales for 2024 were $2,840.4 million compared to net sales of $3,005.6 million for 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $207 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2024 versus 2023 were as follows (dollars in millions):

	2024	2023	Change
First quarter	$2,679.4	2,806.2	(4.5)%
Second quarter	2,801.3	2,950.4	(5.1)%
Third quarter	2,719.0	2,766.2	(1.7)%
Fourth quarter	2,637.2	2,612.3	1.0%
Full year	$10,836.9	11,135.1	(2.7)%

Gross profit

Gross profit for 2024 was $2,687.7 million compared to gross profit of $2,709.6 million for 2023. The change was primarily attributable to lower input costs of approximately $260 million; productivity gains of approximately $151 million, partially offset by the unfavorable net impact of price and product mix of approximately $382 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2024 were $1,984.8 million compared to $2,119.7 million for 2023. The change was primarily attributable to lower legal settlements, reserves and fees of approximately $78 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for 2024 was $8.2 million compared to $877.7 million for 2023. During the fourth quarter of 2024, the Company compared the estimated fair values of its indefinite-lived intangible to their carrying values and determined that there was an impairment charge in Global Ceramic. In 2023, the Company recorded impairment charges as a result of a decrease in the Company’s market capitalization, a higher WACC and macroeconomic conditions. See Note 7, Goodwill and Other Intangible Assets, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Company’s impairment charges.

Operating income (loss)

Operating income for 2024 was $694.7 million compared to operating loss of $287.8 million for 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $870 million; lower input costs of approximately $214 million; productivity gains of approximately $176 million; lower legal settlements, reserves and fees of approximately $78 million, partially offset by the unfavorable net impact of price and product mix of approximately $385 million.

Global Ceramic—Operating income was $249.5 million for 2024 compared to operating loss of $166.4 million for 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $419 million; productivity gains of approximately $67 million; lower input costs of approximately $50 million, partially offset by the unfavorable net impact of price and product mix of approximately $92 million.

Flooring NA—Operating income was $238.5 million for 2024 compared to operating loss of $57.2 million for 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $216 million; lower input costs of approximately $93 million; productivity gains of approximately $67 million, partially offset by the unfavorable net impact of price and product mix of approximately $109 million.

Flooring ROW—Operating income was $265.2 million for 2024 compared to operating income of $69.7 million for 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $235 million; lower input costs of approximately $80 million; productivity gains of approximately $41 million, partially offset by the unfavorable net impact of price and product mix of approximately $184 million.

Interest expense

Interest expense was $48.5 million for 2024 compared to interest expense of $77.5 million for 2023. The change was primarily attributable to strong cash flow and the resulting lower debt level.

Other income and expense, net

Other expense was $0.2 million for 2024 compared to other income of $10.8 million for 2023. Other income and expense, net did not significantly change for the twelve months ended December 31, 2024 from twelve months ended December 31, 2023.

Income tax expense

For 2024, the Company recorded income tax expense of $128.2 million on income before income taxes of $646.0 million for an effective tax rate of 19.8%, as compared to an income tax expense of $84.9 million on loss before income taxes of $354.5 million, resulting in an effective tax rate of (23.9)% for 2023. The change in the effective tax rate was primarily driven by a shift from a loss before income taxes to earnings before income taxes and a decrease in the impairment of non-deductible goodwill.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2024, the Company had a total of $1,048.8 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended 2024 was $1,133.9 million, compared to net cash provided by operating activities of $1,329.2 million for the year ended 2023. The change was primarily attributable to the change in inventory and accounts receivable, partially offset by the change in accounts payable and higher net earnings.

Net cash used in investing activities for the year ended 2024 was $454.4 million compared to net cash used in investing activities of $970.3 million for the year ended 2023. The change was primarily attributable to the decrease in acquisition costs of $515.4 million and the decrease in capital expenditures of $158.5 million, partially offset by the decrease in the redemptions of short-term investments of $158.0 million (net of purchases of short-term investments).

Net cash used in financing activities for the year ended 2024 was $629.5 million compared to net cash used in financing activities of $210.6 million for the year ended 2023. The change was primarily attributable to higher payments of term loan facility of $912.3 million, lower proceeds from Senior Notes of $600.0 million, higher share repurchase of $162.8 million and lower proceeds from Senior Credit Facility of $124.1 million (net of payments), partially offset by the higher proceeds from commercial paper of $1,360.9 million (net of payments).

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of December 31, 2024, there remains $67.8 million authorized under the 2022 Share Repurchase Program.

As of December 31, 2024, the Company had cash of $666.6 million, of which $181.6 million was held outside the U.S. The Company plans to permanently reinvest the cash held outside the U.S. The Company believes that its cash and cash equivalents, cash generated from operations and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, working capital investments and debt servicing requirements over the next twelve months.

On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675.0 million. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220 million.

See Note 9, Long-Term Debt, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations and Commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2024 (in millions):

Contractual Obligations and Commitments:	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt, including current maturities (1)	$2,245.3	559.4	19.2	536.4	612.4	8.0	509.9
Interest payments on long-term debt and finance leases (2)	300.9	89.9	64.6	63.9	54.2	18.7	9.6
Operating leases	441.4	134.2	113.4	81.5	55.2	26.8	30.3
Purchase commitments (3)	283.6	170.5	26.0	23.1	16.3	15.8	31.9
Expected pension contributions (4)	3.9	3.9	—	—	—	—	—
Uncertain tax positions (5)	29.5	29.5	—	—	—	—	—
Guarantees (6)	88.0	88.0	—	—	—	—	—
Total	$3,392.6	1,075.4	223.2	704.9	738.1	69.3	581.7
(1) Debt maturity table excludes deferred loan costs.
(2) For fixed-rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable-rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2024 to these balances.
(3) Includes volume commitments, primarily for raw material purchases.
(4) Includes the estimated pension contributions for 2025 only, as the Company is unable to estimate the pension contributions beyond 2025. The Company’s projected benefit obligation and plan assets as of December 31, 2024 were $81.4 and $75.5, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
(5) Excludes $84.9 of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
(6) Includes bank guarantees and letters of credit.

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
•Acquisition accounting. The fair value of the consideration the Company pays for each new acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, any noncontrolling interest in the acquired entity and goodwill.  The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for the business. The impact of prior or future acquisitions on the Company’s financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. See Note 2, Acquisitions, included in Part II, Item 8 of this Form 10-K for further discussion of business combination accounting valuation methodology and assumptions.
•Goodwill and other intangibles. The Company performs its annual testing of goodwill and indefinite-lived intangibles on the first day of the fourth quarter of each year. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples and macroeconomic conditions to identify conditions that could impact the Company’s assumptions used in the determination of the estimated fair values of the Company’s reporting units and indefinite-lived intangible assets significantly enough to trigger an impairment.

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
As a result of a decrease in the Company’s market capitalization, macroeconomic conditions and an increase in the WACC, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. The impairment tests indicated pre-tax, non-cash goodwill impairment charges related to all 3 reporting units of $870.8 million ($859.7 million net of tax) which the Company recorded during 2023.
The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $8.2 million ($6.3 million net of tax) in Global Ceramic Segment during the fourth quarter of 2024 and $7.0 million ($5.2 million net of tax) in all 3 reporting units during the third quarter of 2023.
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
•Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating the Company’s tax positions. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. For further information regarding the Company’s valuation allowances, see Note 14, Income Taxes, included in Part II, Item 8 of this Form 10-K.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, as required by the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. For further information regarding the Company’s uncertain tax positions, see Note 14, Income Taxes, included in Part II, Item 8 of this Form 10-K.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the Company’s accompanying Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a description of recent accounting pronouncements and the potential impact on the Company’s financial statements and disclosures.

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum-based, to fluctuate based upon worldwide supply and demand of commodities used in the Company’s production processes. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity and develop new product innovations to help offset increases in costs resulting from inflation in its operations.
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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2024 and 2023.
Interest Rate Risk
As of December 31, 2024, approximately 76% of the Company’s debt portfolio was comprised of fixed-rate debt and 24% was variable-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable-rate debt as of December 31, 2024 would be approximately $5 million.

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

The Company’s objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. The Company enters into cross border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than the transacting entity’s functional currency. This also applies to services provided and other cross border agreements among subsidiaries.

The Company takes steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities. The Company does not enter into any speculative positions with regard to derivative instruments.

Based on financial results for the year ended December 31, 2024, a hypothetical overall 10 percent change in the U.S. dollar against all foreign currencies would have resulted in a translational adjustment of approximately $39 million. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of goodwill for impairment
As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2024 was $1,112.1 million, of which $739.8 million and $372.3 million related to the Flooring Rest of the World and Flooring North America reporting units, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.

We identified the assessment of goodwill for impairment as a critical audit matter. Specifically, the assessment of the Company’s forecasted sales growth rates, forecasted margins, capital expenditures, discount rates, and selection of comparable company market multiples used in the Company’s fair value estimation of the reporting units required a higher degree of subjective auditor judgment and required the involvement of valuation professionals. Changes in these assumptions could have a significant impact on the fair value of the reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listed above. We evaluated the Company’s forecasted sales growth rates, margins, and capital expenditures and compared the assumptions to the Company’s historical performance and to relevant market data. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination of the fair value of the reporting units. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reporting units’ discount rates by comparing them to a range of discount rates for comparable companies that were independently developed using publicly available data and the Company’s selection of comparable company market multiples.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Mohawk Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes(collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Atlanta, Georgia
February 19, 2025

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2024, 2023 and 2022

(In millions, except per share data)	2024	2023	2022
Net sales	$10,836.9	11,135.1	11,737.1
Cost of sales	8,149.2	8,425.5	8,793.7
Gross profit	2,687.7	2,709.6	2,943.4
Selling, general and administrative expenses	1,984.8	2,119.7	2,003.4
Impairment of goodwill and indefinite-lived intangibles	8.2	877.7	695.8
Operating income (loss)	694.7	(287.8)	244.2
Interest expense	48.5	77.5	51.9
Other (income) and expense, net	0.2	(10.8)	8.4
Earnings (loss) before income taxes	646.0	(354.5)	183.9
Income tax expense	128.2	84.9	158.1
Net earnings (loss) including noncontrolling interests	517.8	(439.4)	25.8
Less: net earnings attributable to noncontrolling interests	0.1	0.1	0.6
Net earnings (loss) attributable to Mohawk Industries, Inc.	$517.7	(439.5)	25.2

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings (loss) per share attributable to Mohawk Industries, Inc.	$8.18	(6.90)	0.40
Weighted-average common shares outstanding—basic	63.3	63.7	63.8

Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.
Diluted earnings (loss) per share attributable to Mohawk Industries, Inc.	$8.14	(6.90)	0.39
Weighted-average common shares outstanding—diluted	63.6	63.7	64.1

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

(In millions)	2024	2023	2022
Net earnings (loss) including noncontrolling interests	$517.8	(439.4)	25.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(448.5)	35.0	(155.4)
Prior pension and post-retirement benefit service cost and actuarial loss, net of tax	—	(1.0)	8.1
Other comprehensive income (loss)	(448.5)	34.0	(147.3)
Comprehensive income (loss)	69.3	(405.4)	(121.5)
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.5)	(0.2)	0.6
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$69.8	(405.2)	(122.1)

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023

(In millions, except per value and preferred stock shares)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$666.6	642.6
Receivables, net	1,804.2	1,874.7
Inventories	2,513.6	2,551.9
Prepaid expenses	490.2	515.8
Other current assets	22.3	19.3
Total current assets	5,496.9	5,604.3
Property, plant and equipment, net	4,579.9	4,993.2
Right of use operating lease assets	374.0	428.5
Goodwill	1,112.1	1,159.7
Tradenames	657.8	705.7
Other intangible assets subject to amortization, net	134.1	169.6
Deferred income taxes and other non-current assets	423.8	498.8
Total assets	$12,778.6	13,559.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$559.4	1,001.7
Accounts payable and accrued expenses	2,004.4	2,035.3
Current operating lease liabilities	108.5	108.9
Total current liabilities	2,672.3	3,145.9
Deferred income taxes	255.2	391.5
Long-term debt, less current portion	1,677.4	1,701.8
Non-current operating lease liabilities	283.0	337.5
Other long-term liabilities	333.8	354.0
Total liabilities	5,221.7	5,930.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150.0 shares authorized; 69.9 and 71.0 shares issued in 2024 and 2023, respectively	0.7	0.7
Additional paid-in capital	1,968.8	1,947.5
Retained earnings	7,325.1	6,970.2
Accumulated other comprehensive income (loss)	(1,527.9)	(1,080.0)
	7,766.7	7,838.4
Less: treasury stock at cost; 7.3 and 7.3 shares in 2024 and 2023, respectively	215.3	215.3
Total Mohawk Industries, Inc. stockholders’ equity	7,551.4	7,623.1
Noncontrolling interests	5.5	6.0
Total stockholders’ equity	7,556.9	7,629.1
Total liabilities and stockholders' equity	$12,778.6	13,559.8
See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount
Balances at December 31, 2021	73.0	$0.7	$1,911.1	$7,692.1	$(967.0)	(7.3)	$(215.5)	$6.8	$8,428.2
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(3.3)	—	—	—	0.1	—	(3.2)
Stock-based compensation expense	—	—	22.4	—	—	—	—	—	22.4
Repurchases of common stock	(2.2)	—	—	(307.6)	—	—	—	—	(307.6)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Purchase of redeemable noncontrolling interest and noncontrolling interest, net of taxes	—	—	0.6	—	—	—	—	(0.9)	(0.3)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(155.4)	—	—	—	(155.4)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	8.1	—	—	—	8.1
Net earnings (loss)	—	—	—	25.2	—	—	—	—	25.2
Balances at December 31, 2022	70.9	0.7	1,930.8	7,409.7	(1,114.3)	(7.3)	(215.4)	6.4	8,017.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(4.3)	—	—	—	0.1	—	(4.2)
Stock-based compensation expense	—	—	20.9	—	—	—	—	—	20.9
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Purchase of nonredeemable noncontrolling interest, net of taxes	—	—	0.1	—	—	—	—	(0.2)	(0.1)
Currency translation adjustment	—	—	—	—	35.3	—	—	—	35.3
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	(1.0)	—	—	—	(1.0)
Net earnings (loss)	—	—	—	(439.5)	—	—	—	—	(439.5)
Balances at December 31, 2023	71.0	0.7	1,947.5	6,970.2	(1,080.0)	(7.3)	(215.3)	6.0	7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.2)	—	—	—	—	—	(6.2)
Stock-based compensation expense	—	—	27.5	—	—	—	—	—	27.5
Repurchases of common stock	(1.3)	—	—	(162.8)	—	—	—	—	(162.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Purchase of nonredeemable noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(447.9)	—	—	—	(447.9)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	517.7	—	—	—	—	517.7
Balances at December 31, 2024	69.9	$0.7	$1,968.8	$7,325.1	$(1,527.9)	(7.3)	$(215.3)	$5.5	$7,556.9
See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

(In millions)	2024	2023	2022
Cash flows from operating activities:
Net earnings (loss) including noncontrolling interests	$517.8	(439.4)	25.8
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	60.0	82.7	47.7
Impairment of goodwill and indefinite-lived intangibles	8.2	877.7	695.8
Depreciation and amortization	638.3	630.3	595.5
Deferred income taxes	(58.2)	(109.9)	(51.1)
(Gain) and loss on disposal of property, plant and equipment	13.8	(0.1)	0.7
Stock-based compensation expense	27.5	20.9	22.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(49.2)	150.6	(84.4)
Inventories	(79.1)	281.3	(409.6)
Accounts payable and accrued expenses	43.8	(194.0)	(94.1)
Other assets and prepaid expenses	56.8	(14.4)	(49.6)
Other liabilities	(45.8)	43.5	(29.9)
Net cash provided by operating activities	1,133.9	1,329.2	669.2
Cash flows from investing activities:
Additions to property, plant and equipment	(454.4)	(612.9)	(580.7)
Acquisitions, net of cash acquired	—	(515.4)	(209.6)
Purchases of short-term investments	—	(775.0)	(2,481.0)
Redemption of short-term investments	—	933.0	2,646.0
Net cash used in investing activities	(454.4)	(970.3)	(625.3)
Cash flows from financing activities:
Payments on Senior Credit Facility	(353.4)	(1,015.2)	(5.0)
Proceeds from Senior Credit Facility	287.5	1,073.4	5.0
Payments on commercial paper	(10,156.1)	(16,402.4)	(19,412.9)
Proceeds from commercial paper	10,693.4	15,578.8	19,633.1
Proceeds from Senior Notes issuance	—	600.0	—
Repayments on Senior Notes	—	—	(600.0)
Proceeds from Term Loan Facility	—	—	908.0
Payments on Term Loan Facility	(912.3)	—	—
Net payments of other financing activities	(24.2)	(39.0)	(23.5)
Debt issuance costs	—	(5.6)	(2.5)
Purchase of Mohawk common stock	(162.8)	—	(307.6)
Change in outstanding checks in excess of cash	(1.6)	(0.6)	(0.3)
Net cash provided by (used in) financing activities	(629.5)	(210.6)	194.3
Effect of exchange rate changes on cash and cash equivalents	(26.0)	(15.3)	2.5
Net change in cash and cash equivalents	24.0	133.0	240.7
Cash and cash equivalents, beginning of year	642.6	509.6	268.9
Cash and cash equivalents, end of year	$666.6	642.6	509.6

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2024, 2023 and 2022
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

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024, the Company had cash and cash equivalents of $666.6 million, of which $181.6 million was held outside the United States. As of December 31, 2023, the Company had cash and cash equivalents of $642.6 million, of which $89.5 million was held outside the United States.

Short-term Investments

The Company had no short-term investment balances as of December 31, 2024 and December 31, 2023. When the Company has short-term investment balances, it invests in high-quality credit instruments.

Fair Value

Accounting principles generally accepted in the United States define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including capitalized interest. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which are 15-40 years for buildings and improvements, 3-25 years for machinery and equipment, 3-7 years for furniture and fixtures and the shorter of the estimated useful life or lease term for leasehold improvements.

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

The quantitative goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. If the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, capital expenditures, WACC and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in spending for new construction, remodeling and replacement activities; the inability to pass increases in the costs of raw materials and fuel on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.

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

Intangible assets with finite lives are amortized based on their estimated lives, which range from 5-20 years.
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

Financial Instruments

The Company’s financial instruments consist primarily of short-term investments, receivables, accounts payable, accrued expenses, short-term debt and long-term debt. The carrying amounts of receivables, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The Company has a wholly-owned captive insurance company that may periodically invest in the Company’s commercial paper. These short-term commercial paper investments are classified as trading securities and carried at fair value using inputs that are within level two of the fair value hierarchy. The carrying amount of the Company’s variable-rate debt approximates its fair value using inputs that are within level two of the fair value hierarchy. Interest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s long-term debt.
Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $143.7 million in 2024, $135.2 million in 2023 and $126.9 million in 2022.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising expenses, classified as a selling, general and administrative expense, were $13.2 million in 2024, $11.6 million in 2023 and $15.2 million in 2022.

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

Foreign Currency Translation

The Company’s subsidiaries that operate outside the United States generally use their local currency as the functional currency. The functional currency is translated into United States dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income (loss). Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of operations.

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

Dilutive unvested restricted shares units are included in the diluted EPS calculation using the treasury stock method.

Computations of basic and diluted earnings (loss) per share are presented for the years ended December 31, 2024, 2023 and 2022, respectively, in the following table:

(In millions, except per share data)	2024	2023	2022
Net earnings (loss) available to common stockholders	$517.7	(439.5)	25.3

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	63.3	63.7	63.8
Add dilutive potential common shares—RSUs(1)	0.3	—	0.3
Weighted-average common shares outstanding—diluted	63.6	63.7	64.1

Earnings (loss) per share attributable to Mohawk Industries, Inc.
Basic	$8.18	(6.90)	0.40
Diluted	$8.14	(6.90)	0.39
(1) There were no common stock options outstanding. Unvested RSUs were anti-dilutive in 2023 because the Company had a net loss; thus, 0.2 million shares of common stock equivalents for the year ended December 31, 2023 were omitted from the calculation of diluted weighted-average common shares outstanding. There were no unvested RSUs that were excluded from the diluted EPS computation for 2024 and 2022.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Employee Benefit Plans

The Company has 401(k) retirement savings plans (the “Mohawk Plan”) open to substantially all United States and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employee and employer contributions to the Mohawk Plan were $64.1 million and $24.4 million in 2024, $61.5 million and $23.9 million in 2023 and $63.6 million and $24.5 million in 2022, respectively.

The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within Flooring ROW. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2024 were $81.4 million and $75.5 million, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2023 were $80.0 million and $73.7 million, respectively. As of December 31, 2024, the funded status of the Non-U.S. Plans was a liability of $5.8 million of which $0.4 million was recorded in accumulated other comprehensive income (loss), for a net liability of $5.4 million recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2023, the funded status of the Non-U.S. Plans was a liability of $6.2 million of which $0.2 million was recorded in accumulated other comprehensive income (loss), for a net liability of $6.0 million recorded in other long-term liabilities within the consolidated balance sheets.

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2024, 2023 and 2022 are as follows:

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2021	$(959.2)	(7.8)	(967.0)
Other comprehensive income (loss) for the period	(155.4)	8.1	(147.3)
Balance as of December 31, 2022	(1,114.6)	0.3	(1,114.3)
Other comprehensive income (loss) for the period	35.3	(1.0)	34.3
Balance as of December 31, 2023	(1,079.3)	(0.7)	(1,080.0)
Current period other comprehensive income (loss)	(447.9)	—	(447.9)
Balance as of December 31, 2024	$(1,527.2)	(0.7)	(1,527.9)

Self-Insurance Reserves

The Company is self-insured in the United States for various levels of general liability, automobile liability, workers’ compensation and employee medical coverage. Insurance reserves are primarily calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims developed utilizing historical claim trends. Projected settlements and incurred but not reported claims are estimated based on pending claims and historical trends and data. Though the Company does not expect them to do so, actual settlements and claims could differ materially from those estimated. Material differences in actual settlements and claims could have an adverse effect on the Company’s results of operations and financial condition.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company has a wholly-owned captive insurance company, Mohawk Assurance Services, Inc. (“MAS”). MAS insures the retained portion of the Company’s United States general liability, automobile liability, workers’ compensation exposures, pandemic, terrorism and medical coverage to MAS.

Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen week fiscal quarter.

Recent Accounting Pronouncements—Recently Adopted

In November 2023, FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the new standard and the effect of adopting the new standard was not material.

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

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of income statement expense. ASU 2024-03, as amended by ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

On November 26, 2024, the FASB issues ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, and reporting entities can choose either a prospective or retrospective transition approach. The Company is currently evaluating the impact of the new guidance.

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

(In millions)	Amounts Recognized as of the Acquisition Date
Working capital	$95.3
Property, plant and equipment	333.5
Tradenames	38.5
Customer relationships	4.0
Goodwill	87.5
Long-term debt, including current portion	(26.0)
Deferred tax, net	(10.0)
Consideration transferred	522.8
Less: cash acquired	(7.3)
Net consideration transferred (net of cash acquired)	$515.5

The supplemental pro forma information is immaterial to the Company's financial statements.

2022 Acquisitions

During 2022, the Company completed two acquisitions in Flooring NA for $164.5 million. The Company’s acquisitions resulted in a goodwill allocation of $56.0 million and intangible assets subject to amortization of $19.9 million. Substantially all of the goodwill is deductible for tax purposes. During the third and fourth quarters of 2022, the Company also completed three acquisitions in Flooring ROW for $48.0 million, which resulted in a goodwill allocation of $14.8 million and intangible assets subject to amortization of $3.4 million. An immaterial amount of goodwill is deductible for tax purposes.

(3) Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company had contract liabilities of $63.4 million and $68.0 million as of December 31, 2024 and December 31, 2023, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2024, 2023, and 2022 was immaterial.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying consolidated balance sheets. Capitalized costs to obtain contracts were $61.4 million and $66.7 million as of December 31, 2024 and December 31, 2023, respectively. Straight-line amortization expense recognized during 2024, 2023 and 2022 related to these capitalized costs were $59.5 million, $61.3 million and $55.5 million, respectively.

Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2024, 2023 and 2022, respectively:

(In millions)
December 31, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,280.1	3,650.7	8.7	5,939.5
Europe(2)	1,058.3	4.1	2,131.9	3,194.3
Latin America	707.7	5.6	37.2	750.5
Other	180.5	109.5	662.6	952.6
Total	$4,226.6	3,769.9	2,840.4	10,836.9

Product Categories:
Ceramic & Stone	$4,166.2	19.1	—	4,185.3
Carpet & Resilient	60.4	2,941.3	864.8	3,866.5
Laminate & Wood	—	809.5	919.4	1,728.9
Other (1)	—	—	1,056.2	1,056.2
Total	$4,226.6	3,769.9	2,840.4	10,836.9

December 31, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,320.0	3,713.3	6.7	6,040.0
Europe(2)	1,071.7	4.4	2,304.9	3,381.0
Latin America	730.3	3.8	33.7	767.8
Other	178.1	107.9	660.3	946.3
Total	$4,300.1	3,829.4	3,005.6	11,135.1

Product Categories:
Ceramic & Stone	$4,258.9	34.2	—	4,293.1
Carpet & Resilient	41.2	3,021.1	893.0	3,955.3
Laminate & Wood	—	774.1	958.5	1,732.6
Other (1)	—	—	1,154.1	1,154.1
Total	$4,300.1	3,829.4	3,005.6	11,135.1

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2022	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,403.3	4,073.0	13.8	6,490.1
Europe (2)	1,250.0	6.3	2,445.4	3,701.7
Latin America	476.6	4.6	31.0	512.2
Other	177.8	123.1	732.2	1,033.1
Total	$4,307.7	4,207.0	3,222.4	11,737.1

Product Categories:
Ceramic & Stone	$4,282.9	37.5	—	4,320.4
Carpet & Resilient	24.8	3,296.1	914.9	4,235.8
Laminate & Wood	—	873.4	1,091.1	1,964.5
Other (1)	—	—	1,216.4	1,216.4
Total	$4,307.7	4,207.0	3,222.4	11,737.1
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

Restructuring, acquisition and integration-related costs consisted of the following during the year ended December 31, 2024, 2023 and 2022, respectively (in thousands):

(In millions)	2024	2023	2022
Cost of sales:
Restructuring costs	$79.6	103.4	67.6
Acquisition integration-related costs	0.1	1.0	0.4
Restructuring and acquisition integration-related costs	$79.7	104.4	68.0

Selling, general and administrative expenses:
Restructuring costs	$13.0	12.4	9.1
Acquisition transaction-related costs	0.2	2.1	1.6
Acquisition integration-related costs	1.2	12.7	3.0
Restructuring, acquisition transaction and integration-related costs	$14.4	27.2	13.7

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

The restructuring activity for the years ended December 31, 2024 and 2023, respectively is as follows:

(In millions)	Lease Impairments	Asset Write- Downs (Gains on Disposals)	Severance	Other Restructuring Costs	Total
Balance as of December 31, 2022	$—	—	10.0	—	10.0
Restructuring costs:
Global Ceramic	0.5	16.1	7.8	0.7	25.1
Flooring NA	—	28.2	0.7	22.1	51.0
Flooring ROW	—	31.4	4.3	3.8	39.5
Corporate	—	—	0.2	—	0.2
Total restructuring costs for 2023	0.5	75.7	13.0	26.6	115.8
Cash payments	—	—	(10.1)	(18.7)	(28.8)
Non-cash items	(0.5)	(75.7)	(0.8)	(7.9)	(84.9)
Balance as of December 31, 2023	—	—	12.1	—	12.1
Restructuring costs:
Global Ceramic	0.8	14.8	9.6	2.8	28.0
Flooring NA	—	9.3	1.4	13.6	24.3
Flooring ROW	—	29.1	10.2	0.8	40.1
Corporate	—	—	0.2	—	0.2
Total restructuring costs for 2024	0.8	53.2	21.4	17.2	92.6
Cash payments	—	7.5	(20.0)	(14.8)	(27.3)
Non-cash items	(0.8)	(60.7)	(0.5)	(2.4)	(64.4)
Balance as of December 31, 2024	$—	—	13.0	—	13.0

2023 restructuring costs recorded in:
Cost of sales	$—	75.6	5.7	22.1	103.4
Selling, general and administrative expenses	0.5	0.1	7.3	4.5	12.4
Total restructuring costs for 2023	$0.5	75.7	13.0	26.6	115.8

2024 restructuring costs recorded in:
Cost of sales	$—	52.5	12.7	14.4	79.6
Selling, general and administrative expenses	0.8	0.7	8.7	2.8	13.0
Total restructuring costs for 2024	$0.8	53.2	21.4	17.2	92.6

The Company currently estimates that it will incur additional restructuring costs of approximately $65-$80 million primarily related to asset write-downs and other restructuring related costs, which are expected to be executed throughout 2025 and into 2026.

As of December 31, 2024, the accrual balance related to restructuring activities was $3.2 million for plans approved prior to 2024 and $9.8 million for plans approved during 2024.

For the plans approved prior to 2024, restructuring expenses of $18.1 million were recorded in the year ended December 31, 2024. For the plans approved during 2024, restructuring expenses of $74.5 million were recorded for the ended December 31, 2024.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

(5) Receivables, net

(In millions)	December 31, 2024	December 31, 2023
Customers, trade	$1,674.1	1,716.3
Income tax receivable	30.3	48.4
Other	159.0	176.8
	1,863.4	1,941.5
Less: allowance for discounts, claims and doubtful accounts	59.2	66.8
Receivables, net	$1,804.2	1,874.7

(6) Inventories
The components of inventories are as follows:

(In millions)	December 31, 2024	December 31, 2023
Finished goods	$1,781.0	1,797.0
Work in process	142.0	164.2
Raw materials	590.6	590.7
Total inventories	$2,513.6	2,551.9

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(7) Goodwill and Other Intangible Assets
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

As a result of a decrease in the Company’s market capitalization, macroeconomic conditions and an increase in the WACC, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. The impairment tests indicated pre-tax, non-cash goodwill impairment charges related to all 3 reporting units of $870.8 million ($859.7 million net of tax) which the Company recorded during 2023.

The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $8.2 million ($6.3 million net of tax) in Global Ceramic Segment during the fourth quarter of 2024 and $7.0 million ($5.2 million net of tax) in all 3 reporting units during the third quarter of 2023.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The following tables summarize the components of goodwill and intangible assets:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2022 (1)	$339.8	592.0	996.0	1,927.8
Goodwill adjustments related to acquisitions	—	(4.9)	3.2	(1.7)
Goodwill recognized	87.5	—	—	87.5
Impairment charges	(424.3)	(214.8)	(231.7)	(870.8)
Currency translation	(3.0)	—	19.9	16.9
Balances as of December 31, 2023	—	372.3	787.4	1,159.7
Goodwill adjustments related to acquisitions	—	—	—	—
Goodwill recognized	—	—	—	—
Impairment charges	—	—	—	—
Currency translation	—	—	(47.6)	(47.6)
Balances as of December 31, 2024	$—	372.3	739.8	1,112.1
(1) Net of accumulated impairment losses of $2,015.9 ($1,220.4 in Global Ceramic, $343.1 in Flooring NA and $452.4 in Flooring ROW).

Intangible assets:

(In millions)	Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2022	$668.3
Intangible assets acquired	38.5
Intangible assets impaired	(7.0)
Currency translation	5.9
Balance as of December 31, 2023	705.7
Intangible assets acquired	—
Intangible assets impaired	(8.2)
Currency translation	(39.7)
Balance as of December 31, 2024	$657.8

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(In millions)	Customer Relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2022
Gross carrying amount	$673.6	242.1	8.5	924.2
Accumulated amortization	(493.4)	(239.0)	(2.2)	(734.6)
Net intangible assets subject to amortization	180.2	3.1	6.3	189.6
Balances as of December 31, 2023
Gross carrying amount	691.5	249.7	8.7	949.9
Accumulated amortization	(531.0)	(247.2)	(2.1)	(780.3)
Net intangible assets subject to amortization	160.5	2.5	6.6	169.6
Balances as of December 31, 2024
Gross carrying amount	662.4	235.4	8.5	906.3
Accumulated amortization	(536.3)	(233.6)	(2.3)	(772.2)
Net intangible assets subject to amortization	$126.1	1.8	6.2	134.1

	Years Ended December 31,
(In millions)	2024	2023	2022
Amortization expense	$27.6	28.3	28.1
Estimated amortization expense for the years ending December 31 are as follows:

(In millions)	Amount
2025	$26.9
2026	26.7
2027	19.9
2028	12.5
2029	10.5

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

(In millions)	December 31, 2024	December 31, 2023
Land	$485.5	519.2
Buildings and improvements	2,045.4	2,105.1
Machinery and equipment	6,782.7	6,788.1
Furniture and fixtures	166.5	166.8
Leasehold improvements	107.5	110.1
Construction in progress	545.9	703.0
	10,133.5	10,392.3
Less: accumulated depreciation	5,553.6	5,399.1
Net property, plant and equipment	$4,579.9	4,993.2

Additions to property, plant and equipment included capitalized interest of $21.8 million, $23.5 million and $16.9 million in 2024, 2023 and 2022, respectively. Depreciation expense was $607.1 million, $598.9 million and $564.3 million for 2024, 2023 and 2022, respectively. Included in property, plant and equipment are finance leases with a cost of $141.4 million

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

and $117.4 million and accumulated depreciation of $59.7 million and $46.0 million as of December 31, 2024 and 2023, respectively.

(9) Long-Term Debt

Senior Credit Facility

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”). The Amendment, among other things, (i) extended the maturity of the Senior Credit Facility from October 18, 2024 to August 12, 2027, (ii) renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each, (iii) increased the Consolidated Interest Coverage Ratio financial maintenance covenant from 3.00:1.00 to 3.50:1.00, (iv) eliminated certain covenants applicable to the Company and its subsidiaries, including, but not limited to, restrictions on dispositions, restricted payments, and transactions with affiliates, and the Consolidated Net Leverage Ratio financial covenant, and (v) increased the amount available under the Senior Credit Facility to $1,950.0 million until October 18, 2024, after which the amount available under the Senior Credit Facility decreased to $1,485.0 million. The Amendment also permits the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $600.0 million. On August 5, 2024, the Company entered into a Lender Joinder Agreement, which increased commitments under the Senior Credit Facility by an additional $100.0 million until
August 12, 2027 and further amended the Senior Credit Facility to permit the Company to increase the commitments under the
Senior Credit Facility by an aggregate amount not to exceed $500.0 million.

At the Company’s election, United States-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of December 31, 2024), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of December 31, 2024). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of December 31, 2024), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of December 31, 2024). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of December 31, 2024). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of December 31, 2024, amounts used under the Senior Credit Facility included zero borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Facility. The Company has used $536.2 million under the Senior Credit Facility, resulting in a total of $1,048.8 million available as of December 31, 2024.

Commercial Paper

On February 28, 2014 and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the United States and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and rank pari passu with the Company’s other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $1,585.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2024, there was $486.0 million outstanding under the United States commercial paper program, and the euro equivalent of $49.4 million under the European program. The weighted-average interest rate and maturity period for the United Sates program were 4.71% and 21.3 days, respectively. The weighted-average interest rate and maturity period for the European program were 3.26% and 13.7 days, respectively.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

limitations on liens, restrictions on entering into sale and leaseback transactions, fundamental changes, and a provision allowing the holder of the notes to require repayment upon a change of control triggering event.

Term Loan

On August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l., entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575.0 million and €220.0 million. On October 3, 2022, an additional $100.0 million of borrowing capacity was added to the Term Loan Facility. The Term Loan Facility could be drawn upon in up to two advances on any business day on or before December 31, 2022, with the proceeds being used for funding working capital and general corporate purposes. On October 31, 2022 and December 6, 2022, the Company made draws of $675.0 million and €220.0 million, respectively. Principal amounts outstanding under the Term Loan Facility, along with any accrued and unpaid interest, could, at any time prior to the maturity date of August 12, 2024, be prepaid by the Company without premium or penalty. On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675.0 million. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220.0 million plus accrued and unpaid interest.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	December 31, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$509.0	520.3	521.9	551.9
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	462.0	500.0	464.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	617.0	600.0	622.9	600.0
United States commercial paper	486.0	486.0	—	—
European commercial paper	49.4	49.4	—	—
Senior Credit Facility, payable August 12, 2027	—	—	67.1	67.1
United States Term Loan Facility	—	—	675.0	675.0
European Term Loan Facility	—	—	242.8	242.8
Finance leases and other	89.5	89.5	77.7	77.7
Unamortized debt issuance costs	(8.4)	(8.4)	(11.0)	(11.0)
Total debt	2,204.5	2,236.8	2,660.4	2,703.5
Less: current portion of long term-debt and commercial paper	559.4	559.4	1,001.7	1,001.7
Long-term debt, less current portion	$1,645.1	1,677.4	1,658.7	1,701.8

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The aggregate maturities of total debt as of December 31, 2024 are as follows:

(In millions)	Amount (1)
2025	$559.4
2026	19.2
2027	536.4
2028	612.4
2029	8.0
Thereafter	509.9
Total maturities	$2,245.3
(1) Debt maturity table excludes deferred loan costs.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(10) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

(In millions)	December 31, 2024	December 31, 2023
Outstanding checks in excess of cash	$0.6	2.2
Accounts payable, trade	978.5	1,038.0
Accrued expenses	718.3	667.7
Product warranties	30.4	37.6
Accrued interest	18.6	20.1
Accrued compensation and benefits	258.0	269.7
Total accounts payable and accrued expenses	$2,004.4	2,035.3

(11) Leases

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

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists mainly of operating leases.

The components of lease costs for the twelve months ended December 31, 2024, 2023 and 2022, respectively, are as follows:

(In millions)
December 31, 2024	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$51.2	91.4	142.6
Short-term	11.6	19.6	31.2
Variable	15.9	31.1	47.0
Sub-leases	(3.5)	(0.9)	(4.4)
Total operating lease costs	$75.2	141.2	216.4

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$20.6	—	20.6
Interest on lease liabilities	—	3.1	3.1
Total finance lease costs	$20.6	3.1	23.7
Total lease costs			$240.1

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2023	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$30.0	109.7	139.7
Short-term	15.4	20.2	35.6
Variable	9.7	35.8	45.5
Sub-leases	(0.7)	(1.5)	(2.2)
Total operating lease costs	$54.4	164.2	218.6

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$15.4	—	15.4
Interest on lease liabilities	—	1.9	1.9
Total finance lease costs	$15.4	1.9	17.3
Total lease costs			$235.9

December 31, 2022	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$21.3	110.7	132.0
Short-term	17.0	19.2	36.2
Variable	7.7	36.0	43.7
Sub-leases	(0.7)	(1.7)	(2.4)
Total operating lease costs	$45.3	164.2	209.5

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$11.1	—	11.1
Interest on lease liabilities	—	0.8	0.8
Total finance lease costs	$11.1	0.8	11.9
Total lease costs			$221.4

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

(In millions)	Classification	December 31, 2024	December 31, 2023
Assets
Operating Leases:
ROU operating lease assets	ROU operating lease assets	$374.0	428.5
Finance Leases:
Property, plant and equipment, gross	Property, plant and equipment	141.4	117.4
Accumulated depreciation	Accumulated depreciation	(59.7)	(46.0)
Property, plant and equipment, net	Property, plant and equipment, net	81.7	71.4
Total lease assets		$455.7	499.9

Liabilities
Operating Leases:
Other current	Current operating lease liabilities	$108.5	108.9
Non-current	Non-current operating lease liabilities	283.0	337.5
Total operating liabilities		391.5	446.4
Finance Leases:
Short-term debt	Short-term debt and current portion of long-term debt	20.4	16.1
Long-term debt	Long-term debt, less current portion	61.8	55.1
Total finance liabilities		82.2	71.2
Total lease liabilities		$473.7	517.6

Maturities of lease liabilities as of December 31, 2024 are as follows:

(In millions)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2025	$23.1	134.2	157.3
2026	20.6	113.4	134.0
2027	16.8	81.5	98.3
2028	12.5	55.2	67.7
2029	7.8	26.8	34.6
Thereafter	9.1	30.3	39.4
Total lease payments	89.9	441.4	531.3
Less: imputed interest	7.7	49.9	57.6
Present value, Total	$82.2	391.5	473.7

The Company had approximately $21.0 million of leases that commenced after December 31, 2024 that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Lease term and discount rate are as follows:

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term:
Operating Leases	4.3 years	4.7 years
Finance Leases	5.0 years	5.5 years

Weighted Average Discount Rate:
Operating Leases	5.2%	4.8%
Finance Leases	3.7%	3.1%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended
(In millions)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$142.3	135.2	129.9
Operating cash flows from finance leases	3.1	2.0	0.8
Financing cash flows from finance leases	19.8	14.6	10.8
ROU assets obtained in exchange for lease obligations:
Operating leases	77.7	160.8	119.1
Finance leases	29.5	31.6	16.2
Amortization:
Amortization of ROU operating lease assets (1)	121.6	120.4	120.7
(1) Amortization of ROU operating lease assets during the period is reflected in Other assets and prepaid expenses on the Consolidated Statements of Cash Flows.

(12) Stock-Based Compensation

The Company recognized compensation expense for all share-based payments granted for the years ended December 31, 2024, 2023 and 2022 based on the grant date fair market value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

On May 19, 2017, the Company’s stockholders approved the 2017 Long-Term Incentive Plan (the “2017 Plan”), which allows the Company to reserve up to a maximum of 3 million shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, to directors and key employees through the 2027 stockholders’ meeting, unless earlier terminated or amended. On May 9, 2012, the Company’s stockholders approved the 2012 Incentive Plan (the “2012 Plan”). Under the 2012 Plan, the Company reserved up to a maximum of 3.2 million shares of common stock for issuance upon the grant or exercise of stock options, restricted stock, RSUs and other types of awards, to directors and key employees through the 2022 stockholders’ meeting, unless earlier terminated or amended. Following the approval of the 2017 Plan by the Company’s stockholders, no additional awards may be granted under the 2012 Plan after May 19, 2017.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Restricted Stock Plans

A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2024, and changes during the year then ended is presented as follows:

(In millions except for share and fair value)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
RSUs outstanding, December 31, 2023	487,328	$109.83
Granted	293,602	115.21
Released	(241,027)	140.57
Forfeited	(22,152)	115.19
RSUs outstanding, December 31, 2024	517,751	$98.34	0.97	$61.7
Expected to vest as of December 31, 2024	517,751		0.97	$61.7

The Company recognized stock-based compensation costs related to the issuance of RSUs of $27.5 million ($20.4 million, net of taxes), $21.0 million ($15.5 million, net of taxes) and $22.4 ($16.6 million, net of taxes) for the years ended December 31, 2024, 2023 and 2022, respectively, which has been allocated to selling, general and administrative expenses and cost of goods sold. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $18.8 million as of December 31, 2024, and will be recognized as expense over a weighted-average period of approximately 1.56 years.

Additional information relating to the Company’s RSUs under the Company’s long-term incentive plans are as follows:

	2024	2023	2022
RSUs outstanding, January 1	487,328	453,608	438,354
Granted	293,602	270,677	191,926
Released	(241,027)	(192,787)	(133,718)
Forfeited	(22,152)	(44,170)	(42,954)
RSUs outstanding, December 31	517,751	487,328	453,608
Expected to vest as of December 31	517,751	487,328	436,978
During 2024, 2023 and 2022, shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers. The total number of shares were 4,705, 3,203, and 1,777, respectively.

(13) Other Income and Expense, net
Following is a summary of other (income) expense, net:

(In millions)	2024	2023	2022
Foreign currency losses, net	$11.2	15.7	15.4
Release of indemnification asset	—	—	7.3
All other, net	(11.0)	(26.5)	(14.3)
Total other (income) and expense, net	$0.2	(10.8)	8.4

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(14) Income Taxes
Following is a summary of earnings (loss) before income taxes for operations:

(In millions)	2024	2023	2022
United States	$292.0	(440.5)	(233.2)
Foreign	354.0	86.0	417.1
Earnings (loss) before income taxes	$646.0	(354.5)	183.9

Income tax (benefit) expense for the years ended December 31, 2024, 2023 and 2022 consists of the following:

(In millions)	2024	2023	2022
Current income taxes:
United States federal	$86.2	67.0	92.0
State and local	6.0	11.9	11.2
Foreign	93.2	115.9	106.0
Total current	185.4	194.8	209.2
Deferred income taxes:
United States federal	(26.3)	(50.1)	(27.7)
State and local	(7.3)	(5.2)	9.6
Foreign	(23.6)	(54.6)	(33.0)
Total deferred	(57.2)	(109.9)	(51.1)
Total income tax expense	$128.2	84.9	158.1

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 45% of the Company’s current year earnings before income taxes was generated in the U.S. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain and the United Kingdom. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 20.1%, (5.3)%, and (36.5)%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 19.7%, 71.2%, and 17.5%, respectively. The difference in rates applicable in foreign jurisdictions results from many factors, including lower statutory rates, increase in valuation allowance, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Income tax expense (benefit) attributable to earnings before income taxes differs from the amounts computed by applying the United States statutory federal income tax rate to earnings before income taxes as follows:

(In millions)	2024	2023	2022
Income taxes at statutory rate	$135.7	(74.4)	38.6
State and local income taxes, net of federal income tax benefit	(1.1)	5.7	4.9
Foreign income taxes (1)	(173.0)	(59.0)	(50.5)
Change in valuation allowance	218.7	302.8	44.8
Impairment of non-deductible goodwill	—	183.1	132.5
Fixed asset adjustments	(5.9)	(6.6)	(7.3)
Non-deductible expenses	10.3	9.3	11.2
General business credits and incentives	(16.6)	(316.3)	(21.8)
Global intangible low-taxed income	1.8	0.2	7.2
Prior period adjustments	3.6	(5.6)	4.5
Tax impact of restructuring	(50.8)	25.4	—
Tax contingencies and audit settlements, net	13.2	26.3	(0.1)
Impact of tax law changes on deferred taxes	6.3	0.8	—
Impact of foreign disregarded entities	(28.5)	—	—
Other, net	14.5	(6.8)	(5.9)
Income tax expense	$128.2	84.9	158.1
(1) Foreign income taxes include statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below:

(In millions)	2024	2023
Deferred tax assets:
Accounts receivable	$13.9	26.2
Inventories	55.4	54.6
Employee benefits	53.5	49.7
Accrued expenses and other	142.3	124.0
Deductible state tax and interest benefit	15.8	12.2
Intangibles	56.1	122.6
Lease liabilities	103.2	100.4
Interest expense	53.3	44.1
Federal, foreign and state net operating losses and credits	940.3	814.4
Gross deferred tax assets	1,433.8	1,348.2
Valuation allowance	(760.5)	(582.7)
Net deferred tax assets	673.3	765.5
Deferred tax liabilities:
Inventories	(20.8)	(18.3)
Plant and equipment	(431.7)	(477.1)
Intangibles	(108.1)	(181.4)
Right of use operating lease assets	(96.6)	(93.8)
Prepaids	(52.0)	(52.5)
Other liabilities	(43.7)	(75.7)
Gross deferred tax liabilities	(752.9)	(898.8)
Net deferred tax liability	$(79.6)	(133.3)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2024, and 2023 is $760.5 million and $582.7 million, respectively. The valuation allowance as of December 31, 2024 relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2024 valuation allowance was an increase of $177.8 million related to increased losses, foreign currency translation and other activities. The total change in the 2023 valuation allowance was an increase of $298.4 million primarily related to a $300.0 million credit received in Switzerland where realizability is uncertain as of December 31, 2023.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2024, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $49.5 million, net of federal income tax benefit. A valuation allowance totaling $30.8 million has been recorded against these state deferred tax assets as of December 31, 2024. In addition, as of December 31, 2024, the Company has credits and net operating loss carry forwards in the U.S. with potential tax benefits of $7.4 million and in various foreign jurisdictions with potential tax benefits of $1,976.3 million. A valuation allowance of $6.3 million and $723.4 million, respectively, has been recorded against these deferred tax assets as of December 31, 2024. A portion of the carryforwards expire over various periods beginning in 2024 and the remaining carryforwards have an indefinite life.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company has no intentions or plans to repatriate foreign earnings and continues to assert that historical earnings of its foreign subsidiaries as of December 31, 2024 are permanently reinvested. Should the remaining earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by United States foreign tax credits) in various foreign jurisdictions, but the Company would not expect incremental United States federal or state taxes to be accrued on these previously taxed earnings.

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

As of December 31, 2024, the Company’s gross amount of unrecognized tax benefits is $1,195.7 million, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $83.0 million of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2024	2023
Balance as of January 1	$1,304.7	1,230.6
Additions based on tax positions related to the current year	5.8	4.1
Additions for tax positions of acquired companies	—	11.7
Additions for tax positions of prior years	6.8	21.7
Reductions resulting from change in tax rate	(45.7)	—
Reductions resulting from the lapse of the statute of limitations	(0.4)	(0.4)
Settlements with taxing authorities	(3.0)	(0.9)
Effects of foreign currency translation	(72.5)	37.9
Balance as of December 31	$1,195.7	1,304.7
As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability for the full tax effected loss on hybrid instruments. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized. The tax effected loss was adjusted for foreign currency translation changes and a Luxembourg tax rate change in 2024, resulting in an updated balance of $1,092.9 million as of December 31, 2024.

As of December 31, 2024 and 2023, the Company has $31.3 million and $26.9 million, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2024, 2023 and 2022, the Company accrued interest and penalties through income tax expense of $5.1 million, $6.5 million and $0.4 million, respectively.

The Company believes that its unrecognized tax benefits could decrease by $29.9 million within the next twelve months. The Company’s 2018, 2019 and 2020 federal tax returns are currently under audit by the Internal Revenue Service. As permitted by the CARES Act, the company carried back its 2020 taxable losses to tax years before the corporate income tax rate was lowered by the Tax Cut and Jobs Act. Federal income tax matters related to years prior to 2014 have been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans owed by IVC BV, one of the Company’s subsidiaries in Belgium. The BTA has asserted that these liabilities were not genuine liabilities for Belgian tax purposes. The BTA issued assessments for the years ended December 31 2017, 2018, 2020 and 2021 totaling EUR 1.0 billion (including penalties but excluding late payment interests) on IVC BV, whereby it rejected certain interest deductions and the deduction for dividends received from one of its subsidiaries and asserted the inclusion of income related to these loans. These disputed assessments are still in the administrative phase and have been or will be appealed administratively before the BTA by IVC BV. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

(15) Commitments and Contingencies

The Company had approximately $0.7 million and $0.7 million in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2024 and 2023, respectively that expire within two years.

From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.

Perfluoroalkyl and Polyfluoroalkyl Substances (“PFAS”) Litigation

In December 2019, Jarrod Johnson filed a putative class action against certain manufacturers, suppliers, and users of chemicals containing certain PFAS in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFAS from their drinking water, as well as injunctive relief. The defendants removed the class action to federal court. On December 10, 2024, the Court granted the Company’s partial motion for summary judgment finding that Johnson did not have standing to pursue a claim for injunctive relief. The ratepayer claims remain pending. In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing certain PFAS, seeking monetary damages and injunctive relief and claiming that their water supplies contain excessive amounts of PFAS. The Company moved to dismiss the complaint, and the Court agreed to dismiss the private nuisance and injunctive relief claims. Since the third quarter of 2024, approximately 9 additional claims have been filed across various counties, municipalities and water authorities in Georgia and South Carolina against the Company and certain manufacturers, suppliers, and users of chemicals containing certain PFAS, claiming PFAS contamination and seeking monetary damages and injunctive relief. The Company continues to vigorously defend against these claims.

In December 2024, the City of Dalton, Georgia filed an action in the United States District Court for the Northern District of Georgia asserting state and federal claims, including a claim under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) against certain manufacturers, suppliers, and users of chemicals containing certain PFAS, seeking monetary damages and injunctive relief related to its publicly-owned treatment works. The Company continues to vigorously defend against these claims.

In December 2024, a putative class action was filed in the United States District Court for the Eastern District of Tennessee against the Company, alleging products liability and consumer protection claims on behalf of consumers who allegedly suffered economic harm by purchasing carpet containing excessive amounts of PFAS. The Company believes the allegations are without merit and continues to vigorously defend against these claims.

In January 2024, landowners in Calhoun sued the City of Calhoun, chemical manufacturers, and various carpet companies (including the Company) relating to Calhoun disposing PFAS-containing sludge on the landowners’ property. The City of Calhoun filed cross-claims against the chemical and carpet manufacturers in February 2024, seeking monetary damages and injunctive relief and claiming that its water supplies contain excessive amounts of PFAS. Relatedly, in May 2024, additional landowners near the sludge field filed suit against the Company and the same defendants, and the City of Calhoun filed cross-claims in that suit as well. In January 2025, additional landowners near the sludge field filed a similar suit against the Company and the same defendants. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Silica Litigation

The Company is subject to certain personal injury claims related to exposure to silica dust that have been submitted against it or its subsidiaries. During 2024, approximately 80 of these outstanding claims were filed against the Company by a single plaintiff group in California, bringing the total number of claims brought by this plaintiff group and now outstanding to approximately 100. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021 and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On October 5, 2021, the investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division. On October 4, 2023, plaintiffs filed amended complaints in the remaining four investor actions. On April 12, 2024, the Company and the individual defendants filed motions for summary judgment in each investor action. On November 6, 2024, the Court heard arguments on the motions for summary judgment filed by the Company and the individual defendants. The Company believes the claims are without merit and intends to vigorously defend against the claims in these actions.

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020 and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Gordon County Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. On December 20, 2023, plaintiffs in the NDGA Derivative Actions filed an amended complaint. On February 9, 2024, the Company and the individual defendants filed a motion to dismiss the amended complaint. On June 28, 2024, the parties in the NDGA Derivative Actions informed the Court that they believed they had reached agreement on the structure of a settlement of the NDGA Derivative Actions. On October 1, 2024, the Court in the NDGA Derivative Actions directed the parties to either file a proposed motion for settlement agreement or other case status report on or before October 31, 2024. On January 3, 2025, the parties in the NDGA Derivative Actions informed the Court that they would submit the executed settlement agreement to the Court on or before February 28, 2025. The settlement agreement encompasses the NDGA Derivative Actions, the Gordon County Derivative Actions, and the action filed in the Delaware Court of Chancery on March 10, 2022. Although the proposed settlement agreement is not expected to be material, the Company believes the claims are without merit and intends to vigorously defend against the claims.

General

The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of these actions will be significantly above amounts accrued, or that the ultimate outcome of these actions will have a material adverse effect on its financial condition; however, litigation is inherently uncertain and actual losses could result in unfavorable outcomes that could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

The Company is subject to various federal, state, local and foreign environmental health and safety laws and regulations, including those governing air emissions, wastewater discharges, the use, storage, treatment, recycling and disposal of solid and hazardous materials and finished product, and the cleanup of contamination associated therewith. Because of the nature of the Company’s business, the Company has incurred, and will continue to incur, costs relating to compliance with such laws and regulations. The Company is involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation, remediation and post-closure care programs at certain sites. The Company has provided accruals for such activities that it has determined to be both probable and reasonably estimable. The Company does not expect that the ultimate liability with respect to such activities will have a material adverse effect on its financial condition; however, litigation is inherently uncertain and actual losses could result in unfavorable outcomes that could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(16) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows:

(In millions)	2024	2023	2022
Net cash paid during the years for:
Interest	$68.5	86.4	75.2
Income taxes	$137.5	187.0	248.7

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$73.0	81.1	118.7

Fair value of assets acquired, net of liabilities assumed:
Fair value of net assets acquired in acquisition	$—	677.1	243.9
Liabilities assumed in acquisition	—	(161.7)	(34.3)
Fair value of net assets acquired	$—	515.4	209.6

(17) Segment Reporting
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

The accounting policies for each operating segment are consistent with the Company’s policies for the Consolidated Financial Statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2024, 2023 or 2022.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. Effective January 1, 2024, the Company adopted the new disclosure guidance.

The Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) of the Company collaborate to gather information that the CEO uses to assess performance and make resource allocation decisions for the operating segments. The CEO frequently makes operational and resource allocation decisions and is also responsible for

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

strategic decisions. Since the CEO makes crucial operating and resource allocation decisions with support from the other senior executives, the CEO is the CODM for purposes of Topic 280.

The Company internally provides the following discrete segment financial information to its CODM: total assets; geographic net sales; long-lived assets; net sales by product categories; net sales; gross profit; selling, general, and administrative expenses; operating income; depreciation expenses and capital expenditures. This key segment information, including both significant segment expenses and assets, is used by the CODM to evaluate performance and allocate resources to the segments.
Significant segment expenses and assets information is as follows:

(In millions)	2024	2023	2022
Assets:
Global Ceramic	$4,591.0	4,988.3	4,841.3
Flooring NA	3,925.5	3,909.9	4,299.4
Flooring ROW	3,594.7	4,051.6	4,275.5
Corporate and intersegment eliminations	667.4	610.0	704.2
Total	$12,778.6	13,559.8	14,120.4

Geographic net sales:
United States	$5,939.5	6,040.0	6,490.1
Europe(2)	3,194.3	3,381.0	3,701.7
Latin America	750.5	767.8	512.2
Other	952.6	946.3	1,033.1
Total	$10,836.9	11,135.1	11,737.1

Long-lived assets: (1)
United States	$2,202.9	2,312.9	2,317.4
Belgium	865.1	980.8	961.1
Other	1,885.9	2,128.0	1,770.5
Total	$4,953.9	5,421.7	5,049.0

Net sales by product categories:
Ceramic & Stone	$4,185.3	4,293.1	4,320.4
Carpet & Resilient	3,866.5	3,955.3	4,235.8
Laminate & Wood	1,728.9	1,732.6	1,964.5
Other (3)	1,056.2	1,154.1	1,216.4
Total	$10,836.9	11,135.1	11,737.1

Net sales:
Global Ceramic	$4,226.6	4,300.1	4,307.7
Flooring NA	3,769.9	3,829.4	4,207.0
Flooring ROW	2,840.4	3,005.6	3,222.4
Total	$10,836.9	11,135.1	11,737.1
(1) Long-lived assets are composed of property, plant and equipment - net, and ROU operating lease assets.
(2) Russia revenue included in Europe.
(3) Other includes roofing elements, insulation boards, chipboards and IP contracts.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	2024	2023	2022
Gross profit (loss):
Global Ceramic	$1,138.5	1,179.1	1,337.4
Flooring NA	892.0	825.8	873.5
Flooring ROW	658.3	705.0	734.2
Corporate and intersegment eliminations	(1.1)	(0.3)	(1.7)
Total	$2,687.7	2,709.6	2,943.4

Selling, general and administrative expenses:
Global Ceramic	$880.7	918.7	885.0
Flooring NA	653.5	667.2	641.0
Flooring ROW	393.1	400.2	388.2
Corporate and intersegment eliminations	57.5	133.6	89.2
Total	$1,984.8	2,119.7	2,003.4

Operating income (loss):
Global Ceramic	$249.5	(166.4)	(236.1)
Flooring NA	238.5	(57.2)	231.1
Flooring ROW	265.2	69.7	340.2
Corporate and intersegment eliminations	(58.5)	(133.9)	(91.0)
Total	$694.7	(287.8)	244.2

Depreciation and amortization:
Global Ceramic	$219.4	213.1	198.9
Flooring NA	224.8	221.1	231.3
Flooring ROW	186.2	187.5	156.0
Corporate	7.9	8.6	9.3
Total	$638.3	630.3	595.5

Capital expenditures (excluding acquisitions):
Global Ceramic	$160.2	249.0	154.3
Flooring NA	165.1	193.9	231.1
Flooring ROW	122.5	156.8	178.3
Corporate	6.6	13.2	17.1
Total	$454.4	612.9	580.8

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2024.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.Other Information

During the fiscal quarter ended December 31, 2024, no director or officer of the Company notified the Company that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders under the following headings: “Election of Directors—Director, Director Nominee and Executive Officer Information,” “—Nominees for Director,” “—Continuing Directors,” “—Contractual Obligations with respect to the Election of Directors”, “—Executive Officers,” “—Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Corporate Governance.” The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print without charge to any stockholder who requests them. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available in print without charge to any stockholder who requests it.

Insider Trading Policies and Procedures

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. The Company believes these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of the Company’s Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders under the following headings: “Compensation Discussion and Analysis,” “Executive Compensation—Summary Compensation Table,” “—Grants of Plan Based Awards,” “—Outstanding Equity Awards at Year End,” “—Option Exercises and Stock Vested,” “—Nonqualified Deferred Compensation,” “—Certain Relationships and Related Transactions,” “—Compensation Committee Interlocks and Insider Participation,” “—Compensation Committee Report” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders under the following headings: “Executive Compensation—Equity Compensation Plan Information,” and “—Principal Stockholders of the Company.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders under the following heading: “Election of Directors—Meetings and Committees of the Board of Directors,” and “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.Principal Accounting Fees and Services

The Company’s independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor ID: 185.

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders under the following heading: “Audit Committee—Principal Accountant Fees and Services” and “Election of Directors—Meetings and Committees of the Board of Directors.”

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Exhibit Number	Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994 among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in the Company’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated November 1, 2024.)

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

*10.10
Lender Joinder Agreement, dated as of August 5, 2024, by and among the Company and certain of its subsidiaries, as borrowers, Wells Fargo Bank, National Association, as an administrative agent, swing line lender, and an L/C issuer, and the other lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 25, 2024.)

Exhibits Related to Executive Compensation Plans, Contracts and other Arrangements:

*10.11
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

*10.13
Employment Agreement dated January 30, 2017 by and between Mohawk Industries, Inc. and Mauro Vandini. (Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 25, 2024.)

*10.14
Service Agreement dated July 12, 2023, by and between Mohawk International Services BV and Camat BV. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 26, 2024.)

*10.15
The Mohawk Industries, Inc. Senior Management Deferred Compensation Plan, as amended and restated as of January 1, 2015. (Incorporated herein by reference to Exhibit 10.19 in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.)

10.16	Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan.

*10.17
Mohawk Industries, Inc. 2012 Incentive Plan (Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 3, 2012.)

*10.18
Mohawk Industries, Inc. 2017 Incentive Plan (Incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 6, 2017.)

*10.19	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 22, 2023.)

19	Mohawk Industries. Inc. Insider Trading Policy

21	Subsidiaries of the Registrant.

22	Subsidiary Guarantors.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

*97	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February23, 2024.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Indicates exhibit incorporated by reference.
Item 16.Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 19, 2025		Jeffrey S. Lorberbaum
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 19, 2025	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum
Chairman and Chief Executive Officer (principal executive officer)

February 19, 2025	/s/ JAMES F. BRUNK
James F. Brunk
Chief Financial Officer (principal financial officer)

February 19, 2025	/s/ WILLIAM W. HARKINS
William W. Harkins
Chief Accounting Officer and Corporate Controller (principal accounting officer)

February 19, 2025	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann
Director

February 19, 2025	/s/ JERRY W. BURRIS
Jerry W. Burris
Director

February 19, 2025	/s/ JOHN M. ENGQUIST
John M. Engquist
Director

February 19, 2025	/s/ JOSEPH A. ONORATO
Joseph A. Onorato
Director

February 19, 2025	/s/ WILLIAM H. RUNGE III
William H. Runge III
Director

February 19, 2025	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart
Director

February 19, 2025	/s/ BERNARD P. THIERS
Bernard P. Thiers
Director

February 19, 2025	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn
Director