Form 10-Q
period 2025-03-29
MOHAWK INDUSTRIES INC
filed 2025-05-02
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of April 30, 2025, the latest practicable date, is as follows: 62,524,692 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (the "Company") claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. Important factors that could cause future results to differ from historical experience and our present expectations or projections include, but are not limited to, the following: changes in economic or industry conditions; the impact of tariffs; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s United States Securities and Exchange Commission ("SEC") reports and public announcements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	March 29, 2025	March 30, 2024
Net sales	$2,525.8	2,679.4
Cost of sales	1,942.5	2,029.9
Gross profit	583.3	649.5
Selling, general and administrative expenses	487.3	502.9
Operating income	96.0	146.6
Interest expense	6.4	14.9
Other (income) and expense, net	(0.5)	(1.1)
Earnings before income taxes	90.1	132.8
Income tax expense	17.5	27.8
Net earnings including noncontrolling interests	72.6	105.0
Less: net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Mohawk Industries, Inc.	$72.6	105.0

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.16	1.65
Weighted-average common shares outstanding—basic	62.6	63.7

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.15	1.64
Weighted-average common shares outstanding—diluted	62.9	64.0
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net earnings including noncontrolling interests	$72.6	105.0
Other comprehensive income (loss):
Foreign currency translation adjustments	255.4	(87.9)
Other comprehensive income (loss)	255.4	(87.9)
Comprehensive income	328.0	17.1
Less: comprehensive income attributable to noncontrolling interests	0.3	—
Comprehensive income attributable to Mohawk Industries, Inc.	$327.7	17.1
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	March 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$702.5	666.6
Receivables, net	2,129.7	1,804.2
Inventories	2,610.4	2,513.6
Prepaid expenses	512.2	490.2
Other current assets	23.1	22.3
Total current assets	5,977.9	5,496.9
Property, plant and equipment	10,450.7	10,133.5
Less: accumulated depreciation	5,803.5	5,553.6
Property, plant and equipment, net	4,647.2	4,579.9
Right of use operating lease assets	384.9	374.0
Goodwill	1,140.4	1,112.1
Tradenames	678.7	657.8
Other intangible assets subject to amortization, net	130.9	134.1
Deferred income taxes and other non-current assets	448.5	423.8
Total assets	$13,408.5	12,778.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$688.0	559.4
Accounts payable and accrued expenses	2,174.5	2,004.4
Current operating lease liabilities	109.9	108.5
Total current liabilities	2,972.4	2,672.3
Deferred income taxes	243.5	255.2
Long-term debt, less current portion	1,698.1	1,677.4
Non-current operating lease liabilities	292.2	283.0
Other long-term liabilities	340.4	333.8
Total liabilities	$5,546.6	5,221.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 69.8 and 69.9 shares issued 2025 and 2024, respectively	0.7	0.7
Additional paid-in capital	1,971.2	1,968.8
Retained earnings	7,372.2	7,325.1
Accumulated other comprehensive income (loss)	(1,272.8)	(1,527.9)
	8,071.3	7,766.7
Less: treasury stock at cost; 7.3 shares in 2025 and 2024	215.2	215.3
Total Mohawk Industries, Inc. stockholders’ equity	7,856.1	7,551.4
Noncontrolling interests	5.8	5.5
Total stockholders’ equity	7,861.9	7,556.9
Total liabilities and stockholders’ equity	$13,408.5	12,778.6
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net earnings including noncontrolling interests	$72.6	105.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	19.8	4.3
Depreciation and amortization	150.4	154.2
Deferred income taxes	(31.4)	(11.7)
(Gain) and loss on disposal of property, plant and equipment	(0.1)	(0.5)
Stock-based compensation expense	7.6	6.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(273.7)	(140.5)
Inventories	(40.0)	(3.8)
Accounts payable and accrued expenses	111.8	84.8
Other assets and prepaid expenses	(17.1)	(3.6)
Other liabilities	3.8	(11.3)
Net cash provided by operating activities	3.7	183.7
Cash flows from investing activities:
Additions to property, plant and equipment	(89.1)	(86.8)
Net cash used in investing activities	(89.1)	(86.8)
Cash flows from financing activities:
Payments on Senior Credit Facility	(77.7)	(88.3)
Proceeds from Senior Credit Facility	77.7	21.8
Payments on commercial paper	(2,998.2)	(1,807.4)
Proceeds from commercial paper	3,125.7	2,722.2
Payments on Term Loan Facility	—	(912.3)
Net payments of other financing activities	(11.4)	(10.4)
Purchase of Mohawk common stock	(25.5)	—
Change in outstanding checks in excess of cash	0.2	(1.7)
Net cash provided by (used in) financing activities	90.8	(76.1)
Effect of exchange rate changes on cash and cash equivalents	30.5	(4.9)
Net change in cash and cash equivalents	35.9	15.9
Cash and cash equivalents, beginning of period	666.6	642.6
Cash and cash equivalents, end of period	$702.5	658.5
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-Q refer to Mohawk Industries, Inc.

Interim Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2024 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

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

Recent Accounting Pronouncements—Effective in Future Periods

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard also updates the quarterly disclosure requirements for supplemental cash flows information to require disclosure of income taxes paid, net of refunds received. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, this standard will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is assessing the impact of the new guidance.

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

On November 26, 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06, and reporting entities can choose either a prospective or retrospective transition approach. The Company is currently evaluating the impact of the new guidance.

2. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $73.6 million and $63.4 million as of March 29, 2025 and December 31, 2024, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three months ended March 29, 2025, and March 30, 2024, was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $49.0 million and $61.4 million as of March 29, 2025, and December 31, 2024, respectively. Straight-line amortization expense recognized during the three months ended March 29, 2025, and March 30, 2024, related to these capitalized costs was $12.0 million and $15.8 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended March 29, 2025, and March 30, 2024:

(In millions)
March 29, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$542.8	835.5	2.0	1,380.3
Europe	254.2	0.4	519.6	774.2
Latin America	153.5	0.7	8.5	162.7
Other	43.3	25.8	139.5	208.6
Total	$993.8	862.4	669.6	2,525.8

Product Categories:
Ceramic & Stone	$976.0	—	—	976.0
Carpet & Resilient	17.8	677.4	193.1	888.3
Laminate & Wood	—	185.0	206.7	391.7
Other (1)	—	—	269.8	269.8
Total	$993.8	862.4	669.6	2,525.8

March 30, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$560.4	869.7	1.6	1,431.7
Europe	255.5	0.6	565.6	821.7
Latin America	185.1	1.0	9.9	196.0
Other	43.8	28.9	157.3	230.0
Total	$1,044.8	900.2	734.4	2,679.4

Product Categories:
Ceramic & Stone	$1,032.2	5.9	—	1,038.1
Carpet & Resilient	12.6	700.0	214.2	926.8
Laminate & Wood	—	194.3	232.3	426.6
Other (1)	—	—	287.9	287.9
Total	$1,044.8	900.2	734.4	2,679.4
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended March 29, 2025, and March 30, 2024:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Cost of sales:
Restructuring costs	$25.2	5.4
Acquisition integration-related costs	—	0.1
Restructuring and acquisition integration-related costs	$25.2	5.5

Selling, general and administrative expenses:
Restructuring costs	$0.1	1.3
Acquisition transaction-related costs	—	0.1
Acquisition integration-related costs	—	1.0
Restructuring, acquisition transaction and integration-related costs	$0.1	2.4

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

The following table summarizes the restructuring activities for the three months ended March 29, 2025:

(In millions)	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other Restructuring Costs	Total
Balance as of December 31, 2024	$—	13.0	—	13.0
Restructuring costs
Global Ceramic	5.6	0.1	1.1	6.8
Flooring NA	8.8	0.2	7.2	16.2
Flooring ROW	2.2	(0.4)	0.5	2.3
Total restructuring costs	16.6	(0.1)	8.8	25.3
Cash proceeds (payments)	3.1	(3.6)	(8.1)	(8.6)
Non-cash (expense) income	(19.7)	0.4	(0.7)	(20.0)
Balances as of March 29, 2025	$—	9.7	—	9.7

Restructuring costs recorded in:
Cost of sales	$16.6	0.7	7.9	25.2
Selling, general and administrative expenses	—	(0.8)	0.9	0.1
Total restructuring costs	$16.6	(0.1)	8.8	25.3
The Company currently estimates that it will incur additional restructuring costs of approximately $40-$55 million primarily related to asset write-downs and other restructuring related costs, which are expected to be executed throughout 2025 and into 2026.

As of March 29, 2025, the accrual balance related to restructuring activities was $2.6 million for plans approved prior to 2024 and $7.1 million for plans approved during 2024.

For the plans approved prior to 2024, restructuring expenses of $0.8 million were recorded during the three months ended March 29, 2025. For the plans approved during 2024, restructuring expenses of $24.5 million were recorded during the three months ended March 29, 2025.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

4. Receivables, net

(In millions)	March 29, 2025	December 31, 2024
Customers, trade	$2,000.2	1,674.1
Income tax receivable	30.1	30.3
Other	185.4	159.0
Less: allowance for discounts, claims and doubtful accounts	86.0	59.2
Receivables, net	$2,129.7	1,804.2

5. Inventories

(In millions)	March 29, 2025	December 31, 2024
Finished goods	$1,876.3	1,781.0
Work in process	143.0	142.0
Raw materials	591.1	590.6
Total inventories	$2,610.4	2,513.6

6. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2024(1)	$—	372.3	739.8	1,112.1
Currency translation	—	—	28.3	28.3
Balances as of March 29, 2025	$—	372.3	768.1	1,140.4
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2024	$657.8
Currency translation during the period	20.9
Balance as of March 29, 2025	$678.7

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2024
Gross carrying amount	$662.4	235.4	8.5	906.3
Accumulated amortization	(536.3)	(233.6)	(2.3)	(772.2)
Net intangible assets subject to amortization	126.1	1.8	6.2	134.1
Balance as of March 29, 2025
Gross carrying amount	679.2	245.0	8.8	933.0
Accumulated amortization	(556.3)	(243.3)	(2.5)	(802.1)
Net intangible assets subject to amortization	$122.9	1.7	6.3	130.9

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Amortization expense	$6.6	7.0

7. Accounts Payable and Accrued Expenses

(In millions)	March 29, 2025	December 31, 2024
Outstanding checks in excess of cash	$0.8	0.6
Accounts payable, trade	1,124.6	978.5
Accrued expenses	761.1	718.3
Product warranties	28.8	30.4
Accrued interest	16.5	18.6
Accrued compensation and benefits	242.7	258.0
Total accounts payable and accrued expenses	$2,174.5	2,004.4

8. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2024	$(1,527.2)	(0.7)	(1,527.9)
Current period other comprehensive income (loss)	255.1	—	255.1
Balance as of March 29, 2025	$(1,272.1)	(0.7)	(1,272.8)

9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 304,989 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $116.08 per unit for the three months ended March 29, 2025. The Company granted 288,554 RSUs at a weighted average of grant-date fair value of $114.59 per unit for the three months ended March 30, 2024. The Company recognized stock-based compensation expense related to RSUs of $7.6 million ($5.6 million net of taxes) and $6.8 million ($5.0 million net of taxes) for the three months ended March 29, 2025, and March 30, 2024, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $43.9 million as of March 29, 2025, and will be recognized as expense over a weighted-average period of approximately 2.28 years.

10. Other Income and Expense, net

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Foreign currency (gains) losses, net	$0.7	2.1
All other, net	(1.2)	(3.2)
Total other (income) and expense, net	$(0.5)	(1.1)

11. Income Taxes

For the three months ended March 29, 2025, the Company recorded income tax expense of $17.5 million on earnings before income taxes of $90.1 million for an effective tax rate of 19.4%. For the three months ended March 30, 2024, the Company recorded income tax expense of $27.8 million on earnings before income taxes of $132.8 million, for an effective tax rate of 21.0%. The decrease in the effective tax rate was primarily driven by a tax benefit related to a prior period adjustment to deferred taxes during the three months ended March 29, 2025, partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended March 29, 2025, and March 30, 2024.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of December 31, 2024	69.9	$0.7	$1,968.8	$7,325.1	($1,527.9)	(7.3)	($215.3)	$5.5	$7,556.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(5.2)	—	—	—	0.1	—	(5.1)
Stock-based compensation expense	—	—	7.6	—	—	—	—	—	7.6
Repurchases of common stock	(0.2)	—	—	(25.5)	—	—	—	—	(25.5)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.3	0.3
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	255.1	—	—	—	255.1
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	72.6	—	—	—	—	72.6
Balances as of March 29, 2025	69.8	$0.7	$1,971.2	$7,372.2	($1,272.8)	(7.3)	($215.2)	$5.8	$7,861.9

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of December 31, 2023	71.0	$0.7	$1,947.5	$6,970.2	($1,080.0)	(7.3)	($215.4)	$6.1	$7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(5.2)	—	—	—	0.1	—	(5.1)
Stock-based compensation expense	—	—	6.8	—	—	—	—	—	6.8
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	(0.1)	(0.1)
Currency translation adjustment	—	—	—	—	(87.8)	—	—	—	(87.8)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	105.0	—	—	—	—	105.0
Balances as of March 30, 2024	71.2	$0.7	$1,949.1	$7,075.2	($1,167.8)	(7.3)	($215.3)	$5.9	$7,647.8

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

	Three Months Ended
(In millions, except per share data)	March 29, 2025	March 30, 2024
Net earnings attributable to Mohawk Industries, Inc.	$72.6	105.0

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	62.6	63.7
Add dilutive potential common shares—RSUs	0.3	0.3
Weighted-average common shares outstanding—diluted	62.9	64.0

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.16	1.65
Diluted	$1.15	1.64

14. Segment Reporting

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

The Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) of the Company collaborate to gather information that the CEO uses to assess performance and make resource allocation decisions for the operating segments. The CEO frequently makes operational and resource allocation decisions and is also responsible for strategic decisions. Since the CEO makes crucial operating and resource allocation decisions with support from the other senior executives, the CEO is the CODM for purposes of Topic 280.

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
Significant segment expenses and assets information is as follows:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net sales:
Global Ceramic	$993.8	1,044.8
Flooring NA	862.4	900.2
Flooring ROW	669.6	734.4
Total	$2,525.8	2,679.4

Gross profit (loss):
Global Ceramic	$259.8	273.9
Flooring NA	170.4	204.8
Flooring ROW	152.7	171.0
Corporate and intersegment eliminations	0.4	(0.2)
Total	$583.3	649.5

Selling, general and administrative expenses:
Global Ceramic	$218.0	225.2
Flooring NA	161.2	159.8
Flooring ROW	94.0	100.1
Corporate and intersegment eliminations	14.1	17.8
Total	$487.3	502.9

Operating income (loss):
Global Ceramic	$41.8	48.8
Flooring NA	9.3	45.0
Flooring ROW	58.7	70.9
Corporate and intersegment eliminations	(13.8)	(18.1)
Total	$96.0	146.6

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Depreciation and amortization:
Global Ceramic	$53.6	55.5
Flooring NA	56.3	56.1
Flooring ROW	38.7	40.3
Corporate and intersegment eliminations	1.8	2.3
Total	$150.4	154.2

Capital expenditures (excluding acquisitions):
Global Ceramic	$31.9	21.5
Flooring NA	34.0	28.6
Flooring ROW	23.2	29.6
Corporate and intersegment eliminations	—	7.1
Total	$89.1	86.8

(In millions)	March 29, 2025	December 31, 2024
Assets:
Global Ceramic	$4,890.7	4,591.0
Flooring NA	4,053.0	3,925.5
Flooring ROW	3,783.5	3,594.7
Corporate and intersegment eliminations	681.3	667.4
Total	$13,408.5	12,778.6

15. Commitments and Contingencies

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

Perfluoroalkyl and Polyfluoroalkyl Substances (“PFAS”) Litigation

In December 2019, Jarrod Johnson filed a putative class action against certain manufacturers, suppliers, and users of chemicals containing certain PFAS in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFAS from their drinking water, as well as injunctive relief. The defendants removed the class action to federal court. On December 10, 2024, the Court granted the Company’s partial motion for summary judgment finding that Johnson did not have standing to pursue a claim for injunctive relief. The ratepayer claims remain pending. In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing certain PFAS, seeking monetary damages and injunctive relief and claiming that their water supplies contain excessive amounts of PFAS. Since the third quarter of 2024, approximately 10 additional cases have been filed by various counties, municipalities and water authorities in Georgia and South Carolina against the Company and certain manufacturers, suppliers, and users of chemicals containing certain PFAS, claiming PFAS contamination and seeking monetary damages and injunctive relief. The Company continues to vigorously defend against these claims.

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

In December 2024, a putative class action was filed in the United States District Court for the Eastern District of Tennessee against the Company, alleging products liability and consumer protection claims on behalf of consumers who allegedly suffered economic harm by purchasing carpet containing excessive amounts of PFAS. The plaintiff has dismissed the case without prejudice.

In January 2024, landowners in Calhoun sued the City of Calhoun, Georgia chemical manufacturers, and various carpet companies (including the Company) relating to Calhoun disposing PFAS-containing sludge on the landowners’ property. The City of Calhoun filed cross-claims against the chemical and carpet manufacturers in February 2024, seeking monetary damages and injunctive relief and claiming that its water supplies contain excessive amounts of PFAS. Relatedly, in May 2024, additional landowners near the sludge field filed suit against the Company and the same defendants, and the City of Calhoun filed cross-claims in that suit as well. In January 2025, additional landowners near the sludge field filed a similar suit against the Company and the same defendants. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Silica Litigation

The Company is subject to certain personal injury claims related to exposure to silica dust that have been submitted against it or its subsidiaries. Almost all of these outstanding claims have been filed against the Company by a single plaintiff group in California, bringing the total number of cases brought by this plaintiff group and now outstanding to approximately 160. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021, and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On October 5, 2021, the investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case

Division. On October 4, 2023, plaintiffs filed amended complaints in the remaining four investor actions. On April 12, 2024, the Company and the individual defendants filed motions for summary judgment in each investor action. On November 6, 2024, the Court heard arguments on the motions for summary judgment filed by the Company and the individual defendants. The Company believes the claims are without merit and intends to vigorously defend against the claims in these actions.

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020, and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Gordon County Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. On January 3, 2025, the parties in the NDGA Derivative Actions informed the Court that they would submit the executed settlement agreement to the Court. The settlement agreement encompasses the NDGA Derivative Actions, the Gordon County Derivative Actions, and the action filed in the Delaware Court of Chancery on March 10, 2022. The settlement has received preliminary court approval, and a final hearing is set for June 30, 2025. If the settlement is approved by the Court, the Company’s insurance carrier will fund the entire monetary aspect of the settlement.

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans owed by IVC BV, one of the Company’s subsidiaries in Belgium. The BTA has asserted that these liabilities were not genuine liabilities for Belgian tax purposes. The BTA issued assessments for the years ended December 31, 2017, 2018, 2019, 2020, and 2021 totaling EUR 1.0 billion (including penalties but excluding late payment interests) on IVC BV, whereby it rejected certain interest deductions and the deduction for dividends received from one of its subsidiaries and asserted the inclusion of income related to these loans. These disputed assessments are still in the administrative phase and have been or will be appealed administratively before the BTA by IVC BV. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

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

16. Debt

Senior Credit Facility

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”). The Amendment, among other things, (i) extended the maturity of the Senior Credit Facility from October 18, 2024 to August 12, 2027, (ii) renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times for an additional one-year period each, (iii) increased the Consolidated Interest Coverage Ratio financial maintenance covenant from 3.00:1.00 to 3.50:1.00, (iv) eliminated certain covenants applicable to the Company and its subsidiaries, including, but not limited to, restrictions on dispositions, restricted payments, and transactions with affiliates, and the Consolidated Net Leverage Ratio financial covenant, and (v) increased the amount available under the

Senior Credit Facility to $1,950.0 million until October 18, 2024, after which the amount available under the Senior Credit Facility decreased to $1,485.0 million. The Amendment also permits the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $600.0 million. On August 5, 2024, the Company entered into a Lender Joinder Agreement, which increased commitments under the Senior Credit Facility by an additional $100.0 million until August 12, 2027, and further amended the Senior Credit Facility to permit the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $500.0 million.

At the Company’s election, United States-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of March 29, 2025), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of March 29, 2025). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of March 29, 2025), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of March 29, 2025). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of March 29, 2025). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of March 29, 2025, amounts used under the Senior Credit Facility included zero borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $663.7 million under the Senior Credit Facility, resulting in a total of $921.3 million available as of March 29, 2025.

Commercial Paper

On February 28, 2014, and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and Eurozone capital markets, respectively. Commercial paper issued under the United States and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and rank pari passu with the Company’s other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $1,585.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of March 29, 2025, there was $663.0 million outstanding under the United States commercial paper program, and zero under the European program. The weighted-average interest rate and maturity period for the United States program were 4.65% and 20.27 days, respectively.

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

Term Loan

On August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l., entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575.0 million and €220.0 million. On October 3, 2022, an additional $100.0 million of borrowing capacity was added to the Term Loan Facility. The Term Loan Facility could be drawn upon in up to two advances on any business day on or before December 31, 2022, with the proceeds being used for funding working capital and general corporate purposes. On October 31, 2022, and December 6, 2022, the Company made draws of $675.0 million and €220.0 million, respectively. Principal amounts outstanding under the Term Loan Facility, along with any accrued and unpaid interest, could, at any time prior to the maturity date of August 12, 2024, be prepaid by the Company without premium or penalty. On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675.0 million. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220.0 million plus accrued and unpaid interest.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	March 29, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$530.0	541.4	509.0	520.3
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	471.0	500.0	462.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	622.0	600.0	617.0	600.0
United States commercial paper	663.0	663.0	486.0	486.0
European commercial paper	—	—	49.4	49.4
Finance leases and other	89.6	89.6	89.5	89.5
Unamortized debt issuance costs	(7.9)	(7.9)	(8.4)	(8.4)
Total debt	2,367.7	2,386.1	2,204.5	2,236.8
Less: current portion of long term-debt and commercial paper	688.0	688.0	559.4	559.4
Long-term debt, less current portion	$1,679.7	1,698.1	1,645.1	1,677.4

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17. Supplemental Cash Flow Information

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net cash paid during the periods for:
Interest	$13.0	23.1
Income taxes	$27.1	23.3

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$64.2	72.0

ROU assets obtained in exchange for lease obligations:
Operating leases	$33.2	14.4
Finance leases	$1.2	7.9

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations from management's perspective should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.

References to “Mohawk,” “the Company,” “we,” “our” and “us” refer to Mohawk Industries, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

Business Summary

Mohawk is a significant supplier of every major flooring category with manufacturing operations in 19 countries and sales in approximately 180 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in Australia, Brazil, Malaysia, Mexico, New Zealand, Russia and other parts of the world. The Company is a leading provider of flooring for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainable business practices.

Macroeconomic Conditions

The Company continues to be impacted by soft consumer demand, inflationary pressures and fluctuating interest rates. Persistent inflation continues to hinder consumer discretionary spending, which has caused consumers to postpone large purchases of durable goods such as flooring. The Company derives a majority of its sales from residential and commercial construction and remodeling, with residential remodeling being the primary sales driver of flooring products. Typically, residential flooring is replaced before a home is listed for sale or just after a home purchase is completed. In recent years, the combination of high interest rates and inflation has made mortgages less affordable and has increased the cost of home improvement projects, impacting the demand for the Company’s products. Although the U.S. Federal Reserve and the European Central Bank cut interest rates in 2024, home mortgage rates remain elevated globally, “locking in” current homeowners and suppressing housing turnover rates. Due to low housing availability, aging stock and greater household formation, the Company believes demand in its markets will accelerate when interest rates decline. However, the ongoing impact of soft global demand, inflationary pressures and fluctuating interest rates to the Company’s business, financial condition, results of operations, and prospects cannot be determined at this time.

The Company has, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. The Company anticipates that when completed these projects will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million. In 2024, the Company announced further restructuring actions, including additional facility, assets and product rationalizations and workforce reductions to further reduce costs and improve the business for the future. The Company anticipates that when completed, these projects will deliver annual savings of approximately $145 million, with an estimated cost of approximately $140 million. Execution timelines will vary by project, with some savings extending into 2026.

Tariffs Exposure

The Company is actively monitoring recent trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, could result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets, any of which may adversely affect the Company’s business financial condition, results of operations, and prospects. Due to its global footprint and manufacturing operations across 19 countries, the Company is generally able to provide its customers with regional supply. In addition, certain products the Company manufactures in Mexico are exempt from recent tariffs announced against Mexico, as such products are compliant with the United States-Mexico-Canada trading agreement. However, certain of the Company’s sourcing and upstream and downstream supply chain processes occur outside the U.S. or with vendors, suppliers, or customers located outside the U.S. The Company is working to determine its overall tariff cost exposure, the potential impact of retaliatory responses thereto, if any, and mitigation plans. Given the timing, uncertainty and fluidity of the evolving global trade environment, the impact to the Company’s business, financial condition, results of operations, and prospects cannot be predicted.

Geopolitical Conflict

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflict, including the Russia-Ukraine conflict and the ongoing conflicts in the Middle East. Since the first quarter of 2022, the Company has suspended new investments in Russia in response to ongoing Russian military actions in Ukraine. In addition, an escalation of conflict in the Middle East region could result in supply chain disruptions, decreased consumer demand and increased transportation barriers, though the extent of the impact on the Company’s business, financial condition, results of operations, and prospects cannot be predicted. The broader consequences of current ongoing military conflicts, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

Liquidity and Capital Expenditures Overview

The Company believes it is well positioned with a strong balance sheet. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases and pay current debt as it becomes due. For information on risks that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A in the Company’s 2024 Annual Report filed on Form 10-K.

In 2025, the Company plans to invest approximately $530 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended March 29, 2025, the net earnings attributable to the Company were $72.6 million compared to the net earnings attributable to the Company of $105.0 million for the three months ended March 30, 2024. The change was primarily attributable to higher input costs; the impact of the order management system conversion; higher restructuring, acquisition and integration-related, and other costs and lower sales volume, partially offset by productivity gains and lower income tax expenses.

For the three months ended March 29, 2025, the Company generated $3.7 million of cash from operating activities. As of March 29, 2025, the Company had cash and cash equivalents of $702.5 million, of which $458.8 million was in the United States and $243.7 million was in other countries.

Results of Operations

Quarter Ended March 29, 2025, as compared with Quarter Ended March 30, 2024

Net sales

Net sales for the three months ended March 29, 2025, were $2,525.8 million compared to net sales of $2,679.4 million for the three months ended March 30, 2024. The change was primarily attributable to fewer shipping days for the quarter ended March 29, 2025, of approximately $78 million; the unfavorable net impact of foreign exchange rates of approximately $57 million and the impact of the order management system conversion of approximately $50 million, partially offset by the favorable net impact of price and product mix of approximately $31 million.

Global Ceramic—Net sales for the three months ended March 29, 2025, were $993.8 million compared to net sales of $1,044.8 million for the three months ended March 30, 2024. The change was primarily attributable to the unfavorable net impact of foreign exchange rates of approximately $36 million and fewer shipping days for the quarter ended March 29, 2025, of approximately $28 million, partially offset by the favorable net impact of price and product mix of approximately $23 million.

Flooring NA—Net sales for the three months ended March 29, 2025, were $862.4 million compared to net sales of $900.2 million for the three months ended March 30, 2024. The change was primarily attributable to the impact of the order management system conversion of approximately $50 million and fewer shipping days for the quarter ended March 29, 2025, of approximately $28 million, partially offset by higher sales volume of approximately $25 million and the favorable net impact of price and product mix of approximately $17 million.

Flooring ROW—Net sales for the three months ended March 29, 2025, were $669.6 million compared to net sales of $734.4 million for the three months ended March 30, 2024. The change was primarily attributable to fewer shipping days for the quarter ended March 29, 2025, of approximately $22 million; the unfavorable net impact of foreign exchange rates of approximately $21 million and lower sales volume of approximately $12 million.

Gross profit

Gross profit for the three months ended March 29, 2025, was $583.3 million compared to gross profit of $649.5 million for the three months ended March 30, 2024. The change was primarily attributable to the higher input costs of approximately $30 million; order management system conversion of approximately $26 million; higher restructuring, acquisition and integration-related, and other costs of approximately $20 million and lower sales volume of approximately $12 million, partially offset by productivity gains of approximately $42 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 29, 2025, were $487.3 million compared to $502.9 million for the three months ended March 30, 2024. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended March 29, 2025, compared to the three months ended March 30, 2024.

Operating income (loss)

Operating income for the three months ended March 29, 2025, was $96.0 million compared to operating income of $146.6 million for the three months ended March 30, 2024. The change was primarily attributable to higher input costs of approximately $41 million; the impact of the order management system conversion of approximately $30 million; higher restructuring, acquisition and integration-related, and other costs of approximately $18 million and lower sales volume of approximately $11 million, partially offset by productivity gains of approximately $51 million.

Global Ceramic—Operating income was $41.8 million for the three months ended March 29, 2025, compared to operating income of $48.8 million for the three months ended March 30, 2024. The change was primarily attributable to higher input costs of approximately $18 million and lower sales volume of approximately $10 million, partially offset by productivity gains of approximately $21 million.

Flooring NA—Operating income was $9.3 million for the three months ended March 29, 2025, compared to operating income of $45.0 million for the three months ended March 30, 2024. The change was primarily attributable to the impact of the order management system conversion of approximately $30 million; higher input costs of approximately $19 million and higher restructuring, acquisition and integration-related, and other costs of approximately $15 million, partially offset by productivity gains of approximately $27 million.

Flooring ROW—Operating income was $58.7 million for the three months ended March 29, 2025, compared to operating income of $70.9 million for the three months ended March 30, 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $8 million.

Interest expense

Interest expense was $6.4 million for the three months ended March 29, 2025, compared to interest expense of $14.9 million for the three months ended March 30, 2024. The change was primarily attributable to strong cash flow and prepayments of the U.S. and European portions of the Term Loan Facility during the three months ended March 30, 2024, resulting in lower debt.

Other income and expense, net

Other income and expense, net was income of $0.5 million for the three months ended March 29, 2025, compared to other income of $1.1 million for the three months ended March 30, 2024. Other income and expense, net did not significantly change for the three months ended March 29, 2025, from the three months ended March 30, 2024.

Income tax expense

For the three months ended March 29, 2025, the Company recorded income tax expense of $17.5 million on earnings before income taxes of $90.1 million, for an effective tax rate of 19.4%. For the three months ended March 30, 2024, the Company recorded income tax expense of $27.8 million on earnings before income taxes of $132.8 million, for an effective tax rate of 21.0%. The increase in the effective tax rate was primarily driven by a tax benefit related to a prior period adjustment to deferred taxes during the three months ended March 29, 2025, partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2025 was $3.7 million, compared to net cash provided by operating activities of $183.7 million in the first three months of 2024. The change was primarily attributable to the change in accounts receivable; inventory and lower net earnings, partially offset by the change in accounts payable.

Net cash used in investing activities in the first three months of 2025 was $89.1 million compared to net cash used in investing activities of $86.8 million in the first three months of 2024. The amount of net cash used in investing activities did not significantly change for the three months ended March 29, 2025, from the three months ended March 30, 2024.

Net cash provided by financing activities in the first three months of 2025 was $90.8 million compared to net cash used in financing activities of $76.1 million in the first three months of 2024. The change was primarily attributable to payments of term loan facility of $912.3 million for the three months ended March 30 2024, partially offset by the lower proceeds from commercial paper of $787.3 million (net of payments) and higher share repurchase of $25.5 million.

As of March 29, 2025, the Company had cash of $702.5 million, of which $458.8 million was in the United States and $243.7 million was in foreign countries. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). As of March 29, 2025, there remained $42.3 million authorized under the 2022 Share Repurchase Program.

See Note 16, Debt, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion of the Company’s long-term debt. The Company may continue, from time to time, to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amount involved may be material.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2024 Annual Report filed on Form 10-K except as described herein.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company's critical accounting policies are described in its 2024 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 29, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2025, approximately 72% of the Company’s debt portfolio was comprised of fixed-rate debt and 28% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.0 million for the three months ended March 29, 2025.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2024 Annual Report filed on Form 10-K.

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

See Note 15, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect the Company's business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2022 Share Repurchase Program”). In the first quarter of 2025, the Company purchased $25.5 million of its common stock. As of March 29, 2025, there remained $42.3 million authorized under the 2022 Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended March 29, 2025:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
January 1 through February 1, 2025	—	$—	0.0	$67.8
February 2 through March 1, 2025	—	$—	0.0	$67.8
March 2 through March 29, 2025	0.2	$113.15	0.2	$42.3
Total	0.2	$113.15	0.2

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended March 29, 2025, no director or officer of the Company notified us that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated November 1, 2024.)
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 2, 2025	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 2, 2025	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)