Form 10-Q
period 2025-06-28
MOHAWK INDUSTRIES INC
filed 2025-07-25
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of July 23, 2025, the latest practicable date, is as follows: 62,131,911 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (the “Company”) claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. Important factors that could cause future results to differ from historical experience and our present expectations or projections include, but are not limited to, the following: changes in economic or industry conditions; the impact of tariffs; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; energy costs and supply; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s United States Securities and Exchange Commission reports and public announcements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$2,802.1	2,801.3	5,327.9	5,480.7
Cost of sales	2,087.7	2,077.5	4,030.2	4,107.4
Gross profit	714.4	723.8	1,297.7	1,373.3
Selling, general and administrative expenses	525.7	509.8	1,012.9	1,012.7
Operating income	188.7	214.0	284.8	360.6
Interest expense	5.2	12.6	11.6	27.5
Other (income) and expense, net	3.0	1.6	2.7	0.5
Earnings before income taxes	180.5	199.8	270.5	332.6
Income tax expense	34.0	42.3	51.5	70.1
Net earnings including noncontrolling interests	146.5	157.5	219.0	262.5
Less: net earnings attributable to noncontrolling interests	—	0.1	—	0.1
Net earnings attributable to Mohawk Industries, Inc.	$146.5	157.4	219.0	262.4

Basic earnings per share attributable to Mohawk Industries, Inc.	$2.35	2.47	3.50	4.12
Weighted-average common shares outstanding—basic	62.3	63.6	62.5	63.7

Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.34	2.46	3.49	4.10
Weighted-average common shares outstanding—diluted	62.6	63.9	62.7	64.0
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings including noncontrolling interests	$146.5	157.5	219.0	262.5
Other comprehensive income (loss):
Foreign currency translation adjustments	325.5	(71.0)	580.9	(158.9)
Other comprehensive income (loss)	325.5	(71.0)	580.9	(158.9)
Comprehensive income	472.0	86.5	799.9	103.6
Less: comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.1)	0.6	(0.1)
Comprehensive income attributable to Mohawk Industries, Inc.	$471.7	86.6	799.3	103.7
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	June 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$546.7	666.6
Receivables, net	2,254.8	1,804.2
Inventories	2,709.9	2,513.6
Prepaid expenses	534.8	490.2
Other current assets	18.7	22.3
Total current assets	6,064.9	5,496.9
Property, plant and equipment	10,797.4	10,133.5
Less: accumulated depreciation	6,019.4	5,553.6
Property, plant and equipment, net	4,778.0	4,579.9
Right of use operating lease assets	409.9	374.0
Goodwill	1,201.1	1,112.1
Tradenames	712.5	657.8
Other intangible assets subject to amortization, net	131.0	134.1
Deferred income taxes and other non-current assets	481.4	423.8
Total assets	$13,778.8	12,778.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$458.8	559.4
Accounts payable and accrued expenses	2,278.2	2,004.4
Current operating lease liabilities	116.2	108.5
Total current liabilities	2,853.2	2,672.3
Deferred income taxes	239.5	255.2
Long-term debt, less current portion	1,742.2	1,677.4
Non-current operating lease liabilities	311.9	283.0
Other long-term liabilities	334.4	333.8
Total liabilities	$5,481.2	5,221.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 69.5 and 69.9 shares issued 2025 and 2024, respectively	0.7	0.7
Additional paid-in capital	1,978.1	1,968.8
Retained earnings	7,476.1	7,325.1
Accumulated other comprehensive income (loss)	(947.6)	(1,527.9)
	8,507.3	7,766.7
Less: treasury stock at cost; 7.3 shares in 2025 and 2024	215.2	215.3
Total Mohawk Industries, Inc. stockholders’ equity	8,292.1	7,551.4
Noncontrolling interests	5.5	5.5
Total stockholders’ equity	8,297.6	7,556.9
Total liabilities and stockholders’ equity	$13,778.8	12,778.6
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net earnings including noncontrolling interests	$219.0	262.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	45.2	25.1
Depreciation and amortization	306.0	325.7
Deferred income taxes	(48.0)	(32.8)
(Gain) and loss on disposal of property, plant and equipment	(1.9)	(1.7)
Stock-based compensation expense	15.2	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(316.5)	(196.8)
Inventories	(68.8)	(66.9)
Accounts payable and accrued expenses	81.0	102.2
Other assets and prepaid expenses	(45.6)	18.5
Other liabilities	24.4	(32.1)
Net cash provided by operating activities	210.0	417.3
Cash flows from investing activities:
Additions to property, plant and equipment	(169.3)	(178.2)
Net cash used in investing activities	(169.3)	(178.2)
Cash flows from financing activities:
Payments on Senior Credit Facility	(234.8)	(202.2)
Proceeds from Senior Credit Facility	260.7	135.7
Payments on commercial paper	(6,274.3)	(5,158.2)
Proceeds from commercial paper	6,129.8	5,861.0
Payments on Term Loan Facility	—	(912.3)
Net payments of other financing activities	(17.9)	(16.1)
Purchase of Mohawk common stock	(68.1)	(87.8)
Change in outstanding checks in excess of cash	(0.5)	(1.6)
Net cash used in financing activities	(205.1)	(381.5)
Effect of exchange rate changes on cash and cash equivalents	44.5	(2.8)
Net change in cash and cash equivalents	(119.9)	(145.2)
Cash and cash equivalents, beginning of period	666.6	642.6
Cash and cash equivalents, end of period	$546.7	497.4
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-Q refer to Mohawk Industries, Inc.

Interim Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2024 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements—Recently Adopted

In November 2023, FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. The new guidance also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. The new guidance does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The guidance is effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the new standard and the effect of adopting the new standard was not material.

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

On November 26, 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06, and reporting entities can choose either a prospective or retrospective transition approach. The Company is currently evaluating the impact of the new guidance.

2. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $75.1 million and $63.4 million as of June 28, 2025, and December 31, 2024, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and six months ended June 28, 2025, and June 29, 2024, was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $52.8 million and $61.4 million as of June 28, 2025, and December 31, 2024, respectively. Straight-line amortization expense recognized during the six months ended June 28, 2025, and June 29, 2024, related to these capitalized costs was $22.8 million and $31.6 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended June 28, 2025, and June 29, 2024:

(In millions)
June 28, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$591.0	924.2	3.6	1,518.8
Europe	318.4	1.3	560.4	880.1
Latin America	167.4	1.2	9.9	178.5
Other	44.1	20.1	160.5	224.7
Total	$1,120.9	946.8	734.4	2,802.1

Product Categories:
Ceramic & Stone	$1,101.5	—	—	1,101.5
Carpet & Resilient	19.4	747.9	212.5	979.8
Laminate & Wood	—	198.9	248.9	447.8
Other (1)	—	—	273.0	273.0
Total	$1,120.9	946.8	734.4	2,802.1

June 29, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$593.4	930.6	2.8	1,526.8
Europe	291.9	0.7	552.4	845.0
Latin America	182.5	1.0	9.2	192.7
Other	47.8	26.2	162.8	236.8
Total	$1,115.6	958.5	727.2	2,801.3

Product Categories:
Ceramic & Stone	$1,099.7	6.1	—	1,105.8
Carpet & Resilient	15.9	747.4	223.7	987.0
Laminate & Wood	—	205.0	236.0	441.0
Other (1)	—	—	267.5	267.5
Total	$1,115.6	958.5	727.2	2,801.3
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended June 28, 2025, and June 29, 2024:

(In millions)
June 28, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,133.8	1,759.7	5.6	2,899.1
Europe	572.6	1.7	1,080.0	1,654.3
Latin America	320.9	1.9	18.4	341.2
Other	87.4	45.9	300.0	433.3
Total	$2,114.7	1,809.2	1,404.0	5,327.9

Product Categories
Ceramic & Stone	$2,077.5	—	—	2,077.5
Carpet & Resilient	37.2	1,425.4	405.7	1,868.3
Laminate & Wood	—	383.8	455.6	839.4
Other (1)	—	—	542.7	542.7
Total	$2,114.7	1,809.2	1,404.0	5,327.9

June 29, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,153.7	1,800.4	4.5	2,958.6
Europe	547.4	1.3	1,118.0	1,666.7
Latin America	367.6	2.0	19.1	388.7
Other	91.7	55.0	320.0	466.7
Total	$2,160.4	1,858.7	1,461.6	5,480.7

Product Categories
Ceramic & Stone	$2,131.9	12.0	—	2,143.9
Carpet & Resilient	28.5	1,447.5	437.9	1,913.9
Laminate & Wood	—	399.2	468.2	867.4
Other (1)	—	—	555.5	555.5
Total	$2,160.4	1,858.7	1,461.6	5,480.7
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended June 28, 2025, and June 29, 2024:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of sales:
Restructuring costs	$26.2	35.2	51.5	40.6
Acquisition integration-related costs	—	—	—	0.1
Restructuring and acquisition integration-related costs	$26.2	35.2	51.5	40.7

Selling, general and administrative expenses:
Restructuring costs	$3.2	6.0	3.2	7.3
Acquisition transaction-related costs	—	0.1	—	0.2
Acquisition integration-related costs	—	0.1	—	1.1
Restructuring, acquisition transaction and integration-related costs	$3.2	6.2	3.2	8.6

During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2024, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above. In 2025, the Company announced additional restructuring actions, including assets and product rationalizations and workforce reductions to further reduce costs and streamline the business for the future.

The following table summarizes the restructuring activities for the three months ended June 28, 2025:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other Restructuring Costs	Total
Balance as of March 29, 2025	$—	—	9.7	—	9.7
Restructuring costs
Global Ceramic	0.1	0.6	—	1.3	2.0
Flooring NA	—	9.5	0.4	6.9	16.8
Flooring ROW	—	2.4	7.6	0.6	10.6
Total restructuring costs	0.1	12.5	8.0	8.8	29.4
Cash proceeds (payments)	—	8.0	(4.0)	(8.3)	(4.3)
Non-cash (expense) income	(0.1)	(20.5)	0.7	(0.5)	(20.4)
Balances as of June 28, 2025	$—	$—	14.4	—	14.4

Restructuring costs recorded in:
Cost of sales	$0.1	$12.5	4.8	8.8	26.2
Selling, general and administrative expenses	—	—	3.2	—	3.2
Total restructuring costs	$0.1	$12.5	8.0	8.8	29.4

The following table summarizes the restructuring activities for the six months ended June 28, 2025:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other restructuring costs	Total
Balances as of December 31, 2024	$—	—	13.0	—	13.0
Restructuring costs
Global Ceramic	0.1	6.2	0.1	2.4	8.8
Flooring NA	—	18.3	0.7	14.0	33.0
Flooring ROW	—	4.6	7.2	1.1	12.9
Corporate	—	—	—	—	—
Total restructuring costs	0.1	29.1	8.0	17.5	54.7
Cash proceeds (payments)	—	11.1	(7.6)	(16.3)	(12.8)
Non-cash (expense) income	(0.1)	(40.2)	1.0	(1.2)	(40.5)
Balances as of June 28, 2025	$—	—	14.4	—	14.4

Restructuring costs recorded in:
Cost of sales	$0.1	29.1	5.6	16.7	51.5
Selling, general and administrative expenses	—	—	2.4	0.8	3.2
Total restructuring costs	$0.1	29.1	8.0	17.5	54.7

The Company currently estimates that it will incur additional restructuring costs of approximately $50 to $60 million primarily related to asset write-downs and other restructuring related costs, which are expected to be executed throughout 2025 and into 2026.

As of June 28, 2025, the accrual balance related to restructuring activities was $2.2 million for plans approved prior to 2024, $5.5 million for plans approved during 2024 and $6.7 million for plans approved during 2025.

For the plans approved prior to 2024, restructuring expenses of $0.7 million and $1.5 million were recorded during the three and six months ended June 28, 2025, respectively. For the plans approved during 2024, restructuring expenses of $18.2 million and $42.7 million were recorded during the three and six months ended June 28, 2025, respectively. For the plans approved during 2025, restructuring expenses of $10.6 million was recorded during the three and six months ended June 28, 2025.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

4. Receivables, net

(In millions)	June 28, 2025	December 31, 2024
Customers, trade	$2,095.3	1,674.1
Income tax receivable	35.7	30.3
Other	201.4	159.0
Less: allowance for discounts, claims and doubtful accounts	77.6	59.2
Receivables, net	$2,254.8	1,804.2

5. Inventories

(In millions)	June 28, 2025	December 31, 2024
Finished goods	$1,934.1	1,781.0
Work in process	143.9	142.0
Raw materials	631.9	590.6
Total inventories	$2,709.9	2,513.6

6. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2024(1)	$—	372.3	739.8	1,112.1
Currency translation	—	—	89.0	89.0
Balances as of June 28, 2025	$—	372.3	828.8	1,201.1
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2024	$657.8
Currency translation during the period	54.7
Balance as of June 28, 2025	$712.5

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2024
Gross carrying amount	$662.4	235.4	8.5	906.3
Accumulated amortization	(536.3)	(233.6)	(2.3)	(772.2)
Net intangible assets subject to amortization	126.1	1.8	6.2	134.1
Balance as of June 28, 2025
Gross carrying amount	715.3	265.2	9.2	989.7
Accumulated amortization	(592.5)	(263.5)	(2.7)	(858.7)
Net intangible assets subject to amortization	$122.8	1.7	6.5	131.0

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization expense	$7.2	7.0	13.8	13.7

7. Accounts Payable and Accrued Expenses

(In millions)	June 28, 2025	December 31, 2024
Outstanding checks in excess of cash	$0.2	0.6
Accounts payable, trade	1,173.1	978.5
Accrued expenses	784.3	718.3
Product warranties	29.8	30.4
Accrued interest	13.9	18.6
Accrued compensation and benefits	276.9	258.0
Total accounts payable and accrued expenses	$2,278.2	2,004.4

8. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2024	$(1,527.2)	(0.7)	(1,527.9)
Current period other comprehensive income (loss)	580.3	—	580.3
Balance as of June 28, 2025	$(946.9)	(0.7)	(947.6)

9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted no restricted stock units (“RSUs”) for the three months ended June 28, 2025. The Company granted 304,989 RSUs at a weighted average grant-date fair value of $116.08 per unit for the six months ended June 28, 2025. The Company granted no RSUs for the three months ended June 29, 2024. The Company granted 288,554 RSUs at a weighted average grant-date fair value of $101.42 per unit for the six months ended June 29, 2024. The Company recognized stock-based compensation expense related to RSUs of $7.6 million ($5.6 million net of taxes) and $6.8 million ($5.0 million net of taxes) for the three months ended June 28, 2025 and June 29, 2024, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to RSUs of $15.2 million ($11.2 million net of taxes) and $13.6 million ($10.1 million net of taxes) for the six months ended June 28, 2025, and June 29, 2024, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $36.2 million as of June 28, 2025, and will be recognized as expense over a weighted-average period of approximately 2.25 years.

10. Other Income and Expense, net

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign currency (gains) losses, net	$4.9	1.8	5.7	3.9
All other, net	(1.9)	(0.2)	(3.0)	(3.4)
Total other (income) and expense, net	$3.0	1.6	2.7	0.5

11. Income Taxes

For the three months ended June 28, 2025, the Company recorded income tax expense of $34.0 million on earnings before income taxes of $180.5 million for an effective tax rate of 18.8%. For the three months ended June 29, 2024, the Company recorded income tax expense of $42.3 million on earnings before income taxes of $199.8 million, for an effective tax rate of 21.2%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and a prior period tax benefit granted during the three months ended June 28, 2025, partially offset by a larger increase in unrecognized tax benefits during the three months ended June 28, 2025.

For the six months ended June 28, 2025, the Company recorded income tax expense of $51.5 million on earnings before income taxes of $270.5 million for an effective tax rate of 19.0%, as compared to income tax expense of $70.1 million on earnings before income taxes of $332.6 million, for an effective tax rate of 21.1% for the six months ended June 29, 2024. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and a tax benefit related to a prior period adjustment to deferred taxes during the six months ended June 28, 2025, partially offset by a larger increase in unrecognized tax benefits during the six months ended June 28, 2025.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. The bill contained multiple corporate tax provisions, the impact of which the Company is in the process of evaluating.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended June 28, 2025, and June 29, 2024.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of March 29, 2025	69.8	$0.7	$1,971.2	$7,372.2	($1,272.8)	(7.3)	($215.2)	$5.8	$7,861.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(0.7)	—	—	—	—	—	(0.7)
Stock-based compensation expense	—	—	7.6	—	—	—	—	—	7.6
Repurchases of common stock	(0.4)	—	—	(42.6)	—	—	—	—	(42.6)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.3	0.3
De-consolidation of noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Currency translation adjustment	—	—	—	—	325.2	—	—	—	325.2
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	146.5	—	—	—	—	146.5
Balances as of June 28, 2025	69.5	$0.7	$1,978.1	$7,476.1	($947.6)	(7.3)	($215.2)	$5.5	$8,297.6

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of March 30, 2024	71.2	$0.7	$1,949.1	$7,075.2	($1,167.8)	(7.3)	($215.3)	$5.9	$7,647.8
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(0.9)	—	—	—	—	—	(0.9)
Stock-based compensation expense	—	—	6.8	—	—	—	—	—	6.8
Repurchases of common stock	(0.8)	—	—	(87.8)	—	—	—	—	(87.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment	—	—	—	—	(70.9)	—	—	—	(70.9)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	157.4	—	—	—	—	157.4
Balances as of June 29, 2024	70.4	$0.7	$1,955.0	$7,144.8	($1,238.7)	(7.3)	($215.3)	$6.0	$7,652.5

The following tables reflect the changes in stockholders’ equity for the six months ended June 28, 2025, and June 29, 2024.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2024	69.9	$0.7	$1,968.8	$7,325.1	($1,527.9)	(7.3)	($215.3)	$5.5	$7,556.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(5.9)	—	—	—	0.1	—	(5.8)
Stock-based compensation expense	—	—	15.2	—	—	—	—	—	15.2
Repurchases of common stock	(0.6)	—	—	(68.0)	—	—	—	—	(68.0)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.6	0.6
De-consolidation of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Currency translation adjustment	—	—	—	—	580.3	—	—	—	580.3
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	219.0	—	—	—	—	219.0
Balances as of June 28, 2025	69.5	$0.7	$1,978.1	$7,476.1	($947.6)	(7.3)	($215.2)	$5.5	$8,297.6

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2023	71.0	$0.7	$1,947.5	$6,970.2	($1,080.0)	(7.3)	($215.4)	$6.1	$7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.1)	—	—	—	0.1	—	(6.0)
Stock-based compensation expense	—	—	13.6	—	—	—	—	—	13.6
Repurchases of common stock	(0.8)	—	—	(87.8)	—	—	—	—	(87.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—		—	(158.7)	—	—	—	(158.7)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	262.4	—	—	—	—	262.4
Balances as of June 29, 2024	70.4	$0.7	$1,955.0	$7,144.8	($1,238.7)	(7.3)	($215.3)	$6.0	$7,652.5

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

	Three Months Ended		Six Months Ended
(In millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings attributable to Mohawk Industries, Inc.	$146.5	157.4	219.0	262.4

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	62.3	63.6	62.5	63.7
Add dilutive potential common shares—RSUs	0.3	0.3	0.2	0.3
Weighted-average common shares outstanding—diluted	62.6	63.9	62.7	64.0

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.35	2.47	3.50	4.12
Diluted	$2.34	2.46	3.49	4.10

14. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home centers, tile and flooring retailers, residential builders, residential and commercial contractors and commercial end users. Flooring NA designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and luxury vinyl tile (“LVT”)) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, residential builders, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, carpet, carpet tile, wood flooring, roofing elements, insulation materials, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe and Oceania through various selling channels, which include independent floor covering retailers, Company-operated distributors, independent distributors and home centers.

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
Significant segment expenses and assets information is as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
Global Ceramic	$1,120.9	1,115.6	2,114.7	2,160.4
Flooring NA	946.8	958.5	1,809.2	1,858.7
Flooring ROW	734.4	727.2	1,404.0	1,461.6
Total	$2,802.1	2,801.3	5,327.9	5,480.7

Gross profit:
Global Ceramic	$329.0	311.6	588.8	585.6
Flooring NA	217.9	245.7	388.3	450.5
Flooring ROW	167.5	165.6	320.1	336.6
Corporate and intersegment eliminations	—	0.9	0.5	0.6
Total	$714.4	723.8	1,297.7	1,373.3

Selling, general and administrative expenses:
Global Ceramic	$240.8	228.5	458.8	453.7
Flooring NA	165.4	167.4	326.5	327.2
Flooring ROW	101.7	100.0	195.6	200.1
Corporate and intersegment eliminations	17.8	13.9	32.0	31.7
Total	$525.7	509.8	1,012.9	1,012.7

Operating income (loss):
Global Ceramic	$88.2	83.1	130.0	131.9
Flooring NA	52.5	78.3	61.8	123.3
Flooring ROW	65.8	65.6	124.5	136.5
Corporate and intersegment eliminations	(17.8)	(13.0)	(31.5)	(31.1)
Total	$188.7	214.0	284.8	360.6

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and amortization:
Global Ceramic	$51.9	57.5	105.5	113.0
Flooring NA	56.6	55.5	112.9	111.6
Flooring ROW	45.4	56.3	84.1	96.6
Corporate and intersegment eliminations	1.7	2.2	3.5	4.5
Total	$155.6	171.5	306.0	325.7

Capital expenditures (excluding acquisitions):
Global Ceramic	$34.5	37.2	66.4	58.7
Flooring NA	20.3	32.9	54.3	61.5
Flooring ROW	25.4	22.9	48.6	52.5
Corporate and intersegment eliminations	—	(1.6)	—	5.5
Total	$80.2	91.4	169.3	178.2

(In millions)	June 28, 2025	December 31, 2024
Assets:
Global Ceramic	$5,158.4	4,591.0
Flooring NA	4,034.5	3,925.5
Flooring ROW	4,078.7	3,594.7
Corporate and intersegment eliminations	507.2	667.4
Total	$13,778.8	12,778.6

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

Perfluoroalkyl and Polyfluoroalkyl Substances (“PFAS”) Litigation

In December 2019, Jarrod Johnson filed a putative class action against certain manufacturers, suppliers, and users of chemicals containing certain PFAS in the Superior Court of Floyd County, Georgia purporting to represent all water subscribers with the Rome (Georgia) Water and Sewer Division and/or the Floyd County (Georgia) Water Department seeking to recover, among other things, damages in the form of alleged increased rates and surcharges incurred by ratepayers for the costs associated with eliminating certain PFAS from their drinking water, as well as injunctive relief. The defendants removed the class action to federal court. On December 10, 2024, the Court granted the Company’s partial motion for summary judgment finding that Johnson did not have standing to pursue a claim for injunctive relief. The ratepayer claims remain pending. In April 2023, Shelby County, Alabama and Talladega County, Alabama filed a complaint in the Circuit Court of Talladega County, Alabama against certain manufacturers, suppliers, and users of chemicals containing certain PFAS, seeking monetary damages and injunctive relief and claiming that their water supplies contain excessive amounts of PFAS. Since the third quarter of 2024, approximately 15 additional cases have been filed by various counties, municipalities, water authorities and landowners in Georgia and South Carolina against the Company and certain manufacturers, suppliers, and users of chemicals containing certain PFAS, claiming PFAS contamination and seeking monetary damages and injunctive relief. The Company continues to vigorously defend against these claims.

In December 2024, the City of Dalton, Georgia filed an action in the United States District Court for the Northern District of Georgia asserting state and federal claims, including a claim under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) against certain manufacturers (including the Company), suppliers, and users of chemicals containing certain PFAS, seeking monetary damages and injunctive relief related to its publicly-owned treatment works. The Company continues to vigorously defend against these claims.

In January 2024, landowners in Calhoun sued the City of Calhoun, Georgia, chemical manufacturers, and various carpet companies (including the Company) relating to Calhoun disposing PFAS-containing sludge on the landowners’ property. The City of Calhoun filed cross-claims against the chemical and carpet manufacturers in February 2024, seeking monetary damages and injunctive relief and claiming that its water supplies contain excessive amounts of PFAS. Relatedly, in May 2024, additional landowners near the sludge field filed suit against the Company and the same defendants, and the City of Calhoun filed cross-claims in that suit, as well. In January 2025, additional landowners near the sludge field filed a similar suit against the Company and the same defendants. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Silica Litigation

The Company is subject to certain personal injury claims related to exposure to silica dust that have been submitted against it or its subsidiaries. Almost all of these outstanding claims have been filed against the Company by a single plaintiff group in California, bringing the total number of cases brought by this plaintiff group and now outstanding to approximately 200. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021, and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On October 5, 2021, the investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division. On October 4, 2023, plaintiffs filed amended complaints in the remaining four investor actions. On April 12, 2024, the Company and the individual defendants filed motions for summary judgment in each investor action. On May 6, 2025, the Court denied the motions for summary judgment filed by the Company and the individual defendants. The Company believes the claims are without merit and will continue to vigorously defend against the claims in these actions.

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020, and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Gordon County Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. On January 3, 2025, the parties in the NDGA Derivative Actions informed the Court that they would submit the executed settlement agreement to the Court. The settlement agreement encompasses the NDGA Derivative Actions, the Gordon County Derivative Actions, and the action filed in the Delaware Court of Chancery on March 10, 2022.The Court approved the settlement agreement on June 30, 2025, each of the cases have been dismmissed with prejudice, and the judgment will become final and non-appealable on July 30, 2025. The Company’s insurance carrier will fund the entire monetary aspect of the settlement.

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans owed by IVC BV, one of the Company’s subsidiaries in Belgium. The BTA has asserted that these liabilities were not genuine liabilities for Belgian tax purposes. The BTA issued assessments for the years ended December 31, 2017, 2018, 2019, 2020, and 2021 totaling EUR 1.0 billion (including penalties but excluding late payment interests) on IVC BV, whereby it rejected certain interest deductions and the deduction for dividends received from one of its subsidiaries and asserted the inclusion of income related to these loans. These disputed assessments are still in the administrative phase and have been appealed administratively before the BTA by IVC BV. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

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

At the Company’s election, United States-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of June 28, 2025), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of June 28, 2025). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of June 28, 2025), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of June 28, 2025). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of June 28, 2025). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of June 28, 2025, amounts used under the Senior Credit Facility included $26.4 million of borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $433.3 million under the Senior Credit Facility, resulting in a total of $1,151.7 million available as of June 28, 2025.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of June 28, 2025, there was $81.0 million outstanding under the United States commercial paper program, and 325.2 million under the European program. The weighted-average interest rate and maturity period for the United States program were 4.55% and 10.44 days, respectively. The weighted-average interest rate and maturity period for the European program were 2.22% and 21.57 days, respectively.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	June 28, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$576.0	585.9	509.0	520.3
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	478.0	500.0	462.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	624.0	600.0	617.0	600.0
United States commercial paper	81.0	81.0	486.0	486.0
European commercial paper	325.2	325.2	49.4	49.4
Senior Credit Facility, payable August 12, 2027	26.4	26.4	—	—
Finance leases and other	90.0	90.0	89.5	89.5
Unamortized debt issuance costs	(7.5)	(7.5)	(8.4)	(8.4)
Total debt	2,193.1	2,201.0	2,204.5	2,236.8
Less: current portion of long term-debt and commercial paper	458.8	458.8	559.4	559.4
Long-term debt, less current portion	$1,734.3	1,742.2	1,645.1	1,677.4

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17. Supplemental Cash Flow Information

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Cash paid during the periods for:
Interest, net	$24.6	43.7
Income taxes	$109.5	81.0

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$66.6	65.8

ROU assets obtained in exchange for lease obligations:
Operating leases	$84.1	27.2
Finance leases	$3.7	15.1

18. Subsequent Events

On July 24, 2025, the Company’s Board of Directors approved the 2025 Share Repurchase Program. For further information, see the discussion set forth in Part II, Item 2.

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

Macroeconomic Conditions

The Company continues to be impacted by soft demand across its markets, as inflationary pressures, elevated interest rates, shifting trade policy and geopolitical events are contributing to consumer uncertainty that has led to general deferrals of large discretionary purchases. In addition, mortgage rates remain elevated in most markets, contributing to a stagnant housing market in many regions and impacting the demand for the Company’s products for residential remodeling projects. Commercial channels continue to outperform residential in most of the Company’s markets, as many commercial construction and remodeling projects were planned and approved prior to rising interest rates. Based on historical industry cycles, the Company believes demand in its markets will accelerate when interest rates decline due to pent-up demand in the residential and commercial remodeling and construction markets. However, the ongoing impact of soft demand, inflationary pressures and elevated interest rates to the Company’s business, financial condition, results of operations, and prospects cannot be determined at this time.

Over the last several quarters, the Company has, to some extent, offset the impact of lower volume from reduced demand, pricing pressures in competitive markets and higher input costs through productivity gains and benefits from restructuring initiatives. During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. The Company anticipates that when completed these projects will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million. In 2024, the Company announced further restructuring actions, including additional facility, assets and product rationalizations and workforce reductions to further reduce costs and improve the business for the future. The Company anticipates that when completed, these projects will deliver annual savings of approximately $140 million, with an estimated cost of approximately $145 million. In 2025, the Company announced additional restructuring actions, including assets and product rationalizations and workforce reductions to further reduce costs and streamline the business for the future. The Company anticipates that when completed, these projects will deliver annual savings of approximately $10 million, with an estimated cost of approximately $20 million. Execution timelines will vary by project, with some initiatives extending into 2026.

Tariffs Update

The Company continues to actively monitor trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Due to its global footprint and manufacturing operations across 19 countries, the Company is generally able to provide its customers with regional supply. In addition, certain products the Company manufactures in Mexico are exempt from recent tariffs announced against Mexico, as such products are compliant with the United States-Mexico-Canada trading agreement. However, certain of the Company’s sourcing and upstream and downstream supply chain processes occur outside the U.S. or with vendors, suppliers, or customers located outside the U.S. The Company has begun to take steps to mitigate the implemented tariffs through managing inventory of sourced products, adjusting prices and optimizing its supply chain. At a 10% baseline tariff rate, the Company expects to incur an annualized cost of approximately $50 million related to such tariffs. On July 7, 2025, the U.S. government issued an executive order establishing a deadline of August 1, 2025, for finalizing tariffs on individual trading partners either through negotiations or by decree at amounts that may or may not be aligned with those announced on April 2, 2025 while also announcing specific tariffs on key trading partners such as the EU, Canada and a number of countries in Asia. The Company continues to monitor changing tariff levels and adjust its strategies to mitigate their impact as trade policy evolves. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, retaliatory or other measures are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which the Company will be able to offset the impacts of such actions through mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions, could materially and adversely impact the Company’s business, financial condition, results of operations, and prospects.

Geopolitical Conflict

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflict, including the Russia-Ukraine conflict and the ongoing conflicts in the Middle East. Since the first quarter of 2022, the Company has suspended new investments in Russia in response to ongoing Russian military actions in Ukraine. In addition, continued escalation of conflict in the Middle East region could result in supply chain disruptions, higher energy and raw material prices, decreased consumer demand for the Company’s products and increased transportation barriers, though the extent of the impact on the Company’s business, financial condition, results of operations, and prospects cannot be predicted. The broader consequences of current ongoing military conflicts, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

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

In 2025, the Company plans to invest approximately $500 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended June 28, 2025, the net earnings attributable to the Company were $146.5 million compared to the net earnings attributable to the Company of $157.4 million for the three months ended June 29, 2024. The change was primarily attributable to higher input costs; lower sales volume; the unfavorable impact of temporary plant shutdowns, partially offset by productivity gains; lower restructuring, acquisition and integration-related, and other costs and lower income tax expenses.

For the six months ended June 28, 2025, the net earnings attributable to the Company was $219.0 million compared to the net earnings attributable to the Company of $262.4 million for the six months ended June 29, 2024. The change was primarily attributable to higher input costs; the unfavorable impact of temporary plant shutdowns, lower sales volume and order management system conversion, partially offset by productivity gains and lower income tax expenses. The Company believes that a number of circumstances may influence trends in 2025, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the six months ended June 28, 2025, the Company generated $210.0 million of cash from operating activities. As of June 28, 2025, the Company had cash and cash equivalents of $546.7 million of which $295.4 million was in the U.S. and $251.3 million was in foreign countries.

Results of Operations

Quarter Ended June 28, 2025, as compared with Quarter Ended June 29, 2024

Net sales

Net sales for the three months ended June 28, 2025, were $2,802.1 million compared to net sales of $2,801.3 million for the three months ended June 29, 2024. The change was primarily attributable to lower sales volume of approximately $57 million and fewer shipping days for the quarter ended June 28, 2025 of approximately $12 million, partially offset by the favorable net impact of price and product mix of approximately $36 million and the favorable net impact of foreign exchange rates of approximately $34 million.

Global Ceramic—Net sales for the three months ended June 28, 2025, were $1,120.9 million compared to net sales of $1,115.6 million for the three months ended June 29, 2024. The change was primarily attributable to the favorable net impact of price and product mix of approximately $42 million and the favorable net impact of foreign exchange rates of approximately $5 million, partially offset by lower sales volume of approximately $30 million and fewer shipping days for the quarter ended June 28, 2025 of approximately $12 million.

Flooring NA—Net sales for the three months ended June 28, 2025, were $946.8 million compared to net sales of $958.5 million for the three months ended June 29, 2024. The change was primarily attributable to lower sales volume of approximately $25 million, partially offset by the favorable net impact of price and product mix of approximately $14 million.

Flooring ROW—Net sales for the three months ended June 28, 2025, were $734.4 million compared to net sales of $727.2 million for the three months ended June 29, 2024. The change was primarily attributable to the favorable net impact of foreign exchange rates of approximately $29 million, partially offset by the unfavorable net impact of price and product mix of approximately $20 million.

Gross profit

Gross profit for the three months ended June 28, 2025, was $714.4 million compared to gross profit of $723.8 million for the three months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $44 million; lower sales volume of approximately $22 million and the unfavorable impact of temporary plant shutdowns of approximately $18 million, partially offset by productivity gains of approximately $47 million; the favorable net impact of foreign exchange rates of approximately $15 million and lower restructuring, acquisition and integration-related, and other costs of approximately $9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 28, 2025, were $525.7 million compared to $509.8 million for the three months ended June 29, 2024. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended June 28, 2025, compared to the three months ended June 29, 2024.

Operating income

Operating income for the three months ended June 28, 2025, was $188.7 million compared to operating income of $214.0 million for the three months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $63 million; lower sales volume of approximately $21 million and the unfavorable impact of temporary plant shutdowns of approximately $18 million, partially offset by productivity gains of approximately $57 million and lower restructuring, acquisition and integration-related, and other costs of approximately $12 million.

Global Ceramic—Operating income was $88.2 million for the three months ended June 28, 2025, compared to operating income of $83.1 million for the three months ended June 29, 2024. The change was primarily attributable to the favorable net impact of price and product mix of approximately $27 million; productivity gains of approximately $17 million and lower restructuring, acquisition and integration-related, and other costs of approximately $10 million, partially offset by higher input costs of approximately $36 million; lower sales volume of approximately $16 million.

Flooring NA—Operating income was $52.5 million for the three months ended June 28, 2025, compared to operating income of $78.3 million for the three months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $23 million; higher restructuring, acquisition and integration-related, and other costs of approximately $13 million; the unfavorable impact of temporary plant shutdowns of approximately $10 million and the unfavorable net impact of price and product mix of approximately $9 million, partially offset by productivity gains of approximately $32 million.

Flooring ROW—Operating income was $65.8 million for the three months ended June 28, 2025, compared to operating income of $65.6 million for the three months ended June 29, 2024. The change was primarily attributable to lower restructuring, acquisition and integration-related, and other costs of approximately $15 million and productivity gains of approximately $8 million, partially offset by the unfavorable net impact of price and product mix of approximately $19 million.

Interest expense

Interest expense was $5.2 million for the three months ended June 28, 2025, compared to interest expense of $12.6 million for the three months ended June 29, 2024. The change was primarily attributable to strong cash flow, resulting in lower debt.

Other income and expense, net

Other income and expense, net was expense of $3.0 million for the three months ended June 28, 2025, compared to other expense of $1.6 million for the three months ended June 29, 2024. Other income and expense, net did not significantly change for the three months ended June 28, 2025, from the three months ended June 29, 2024.

Income tax expense

For the three months ended June 28, 2025, the Company recorded income tax expense of $34.0 million on earnings before income taxes of $180.5 million, for an effective tax rate of 18.8%. For the three months ended June 29, 2024, the Company recorded income tax expense of $42.3 million on earnings before income taxes of $199.8 million, for an effective tax rate of 21.2%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and a prior period Italian tax benefit granted during the three months ended June 28, 2025, partially offset by a larger increase in unrecognized tax benefits during the three months ended June 28, 2025.

Six Months Ended June 28, 2025, as compared with Six Months Ended June 29, 2024

Net sales

Net sales for the six months ended June 28, 2025, were $5,327.9 million compared to net sales of $5,480.7 million for the six months ended June 29, 2024. The change was primarily attributable to the impact of fewer shipping days for the six months ended June 28, 2025 of approximately $90 million; lower sales volume of approximately $55 million; the impact of the order management system conversion of approximately $50 million and the unfavorable net impact of foreign exchange rates of approximately $23 million, partially offset by the favorable net impact of price and product mix of approximately $67 million.

Global Ceramic—Net sales for the six months ended June 28, 2025, were $2,114.7 million compared to net sales of $2,160.4 million for the six months ended June 29, 2024. The change was primarily attributable to lower sales volume of approximately $41 million; the impact of fewer shipping days for the six months ended June 28, 2025 of approximately $40 million and the unfavorable net impact of foreign exchange rates of approximately $30 million, partially offset by the favorable net impact of price and product mix of approximately $65 million.

Flooring NA—Net sales for the six months ended June 28, 2025, were $1,809.2 million compared to net sales of $1,858.7 million for the six months ended June 29, 2024. The change was primarily attributable to the impact of the order management system conversion of approximately $50 million; the impact of fewer shipping days for the six months ended June 28, 2025 of approximately $28 million, partially offset by the favorable net impact of price and product mix of approximately $30 million.

Flooring ROW—Net sales for the six months ended June 28, 2025, were $1,404.0 million compared to net sales of $1,461.6 million for the six months ended June 29, 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $29 million; fewer shipping days for the June 28, 2025 of approximately $22 million and lower sales volume of approximately $15 million.

Gross profit

Gross profit for the six months ended June 28, 2025, was $1,297.7 million compared to gross profit of $1,373.3 million for the six months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $73 million; lower sales volume of approximately $34 million; the unfavorable impact of temporary plant shutdowns of approximately $31 million and order management system conversion of approximately $26 million, partially offset by productivity gains of approximately $89 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 28, 2025, were $1,012.9 million compared to $1,012.7 million for the six months ended June 29, 2024. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the six months ended June 28, 2025, compared to the six months ended June 29, 2024.

Operating income

Operating income for the six months ended June 28, 2025, was $284.8 million compared to operating income of $360.6 million for the six months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $104 million and the unfavorable impact of temporary plant shutdowns of approximately $31 million, lower sales volume of approximately $32 million and order management system conversion of approximately $30 million, partially offset by productivity gains of approximately $107 million.

Global Ceramic—Operating income was $130.0 million for the six months ended June 28, 2025, compared to operating income of $131.9 million for the six months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $54 million; lower sales volume of approximately $26 million and the unfavorable impact of temporary plant shutdowns of approximately $11 million, partially offset by productivity gains of approximately $38 million; the favorable net impact of price and product mix of approximately $32 million and the favorable net impact of foreign exchange rates of approximately $15 million.

Flooring NA—Operating income was $61.8 million for the six months ended June 28, 2025, compared to operating income of $123.3 million for the six months ended June 29, 2024. The change was primarily attributable to higher input costs of approximately $42 million; order management system conversion of approximately $30 million and higher restructuring, acquisition and integration-related, and other costs of approximately $28 million and the unfavorable impact of temporary plant shutdowns of approximately $16 million, partially offset by productivity gains of approximately $58 million.

Flooring ROW—Operating income was $124.5 million for the six months ended June 28, 2025 compared to operating income of $136.5 million for the six months ended June 29, 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $27 million, partially offset by lower restructuring, acquisition and integration-related, and other costs of approximately $16 million.

Interest expense

Interest expense was $11.6 million for the six months ended June 28, 2025, compared to interest expense of $27.5 million for the six months ended June 29, 2024. The change was primarily attributable to strong cash flow and prepayments of the U.S. and European portions of the Term Loan Facility during the six months ended June 29, 2024, resulting lower debt.

Other income and expense, net

Other income and expense, net was an expense of $2.7 million for the six months ended June 28, 2025, compared to other expense of $0.5 million for the six months ended June 29, 2024. Other income and expense, net did not significantly change for the six months ended June 28, 2025, from the six months ended June 29, 2024.

Income tax expense

For the six months ended June 28, 2025, the Company recorded income tax expense of $51.5 million on earnings before income taxes of $270.5 million, for an effective tax rate of 19.0%. For the six months ended June 29, 2024, the Company recorded income tax expense of $70.1 million on earnings before income taxes of $332.6 million, for an effective tax rate of 21.1%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and a tax benefit related to a prior period adjustment to deferred taxes during the six months ended June 28, 2025, partially offset by a larger increase in unrecognized tax benefits during the six months ended June 28, 2025.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2025 was $210.0 million, compared to net cash provided by operating activities of $417.3 million in the first six months of 2024. The change was primarily attributable to the change in accounts receivable; lower net earnings and change in accounts payable.

Net cash used in investing activities in the first six months of 2025 was $169.3 million compared to net cash used in investing activities of $178.2 million in the first six months of 2024. The amount of net cash used in investing activities did not significantly change for the six months ended June 28, 2025, from the six months ended June 29, 2024.

Net cash used in financing activities in the first six months of 2025 was $205.1 million compared to net cash used in financing activities of $381.5 million in the first six months of 2024. The change was primarily attributable to prior year payments of term loan facility of $912.3 million; higher net proceeds from the Senior Credit Facility of $92.4 million and lower share repurchase of $19.7 million, partially offset by the lower net proceeds from commercial paper of $847.3 million (year to date net repayment of $144.5 million in 2025 as compared to net proceeds of $702.8 million in 2024, year to date).

As of June 28, 2025, the Company had cash of $546.7 million, of which $295.4 million was in the United States and $251.3 million was in foreign countries. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). For the three months ended June 28, 2025, the Company purchased $42.1 million of its common stock under its existing share repurchase program announced in February 2022 (the “2022 Share Repurchase Program”). As of June 28, 2025, there remained $0.2 million authorized under the 2022 Share Repurchase Program.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 28, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 2025, approximately 80% of the Company’s debt portfolio was comprised of fixed-rate debt and 20% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $2.2 million and $3.2 million for the three and six months ended June 28, 2025.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). For the three months ended June 28, 2025, the Company purchased $42.1 million of its common stock under its existing share repurchase program announced in February 2022 (the “2022 Share Repurchase Program”). For the three months ended June 28, 2025, the Company purchased $42.1 million of its common stock. As of June 28, 2025, there remained $0.2 million authorized under the 2022 Share Repurchase Program.

Under the 2022 Share Repurchase Program, and the 2025 Share Repurchase Program (together, the "Share Repurchase Programs"), the Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to trading plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act or by any combination of such methods. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under each of the Share Repurchase Programs and each of the Share Repurchase Programs may be suspended or discontinued at any time.

The following table provides information regarding share repurchase activity during the three months ended June 28, 2025:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions(1)
March 30 through May 2, 2025	—	$—	0.0	$42.3
May 3 through May 31, 2025	0.4	$107.22	0.4	$0.2
June 1 through June 28, 2025	—	$—	0.0	$0.2
Total	0.4	$107.22	0.4

(1) On February 10, 2022, the Company announced the Board of Directors' approval of a share repurchases authorization in the amount of $500 million, which does not have an expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended June 28, 2025, no director or officer of the Company notified us that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	July 25, 2025	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 25, 2025	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)