Form 10-Q
period 2025-09-27
MOHAWK INDUSTRIES INC
filed 2025-10-24
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 22, 2025, the latest practicable date, is as follows: 61,821,362 shares of common stock, $.01 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$2,757.9	2,719.0	8,085.7	8,199.7
Cost of sales	2,103.0	2,026.4	6,133.2	6,133.8
Gross profit	654.9	692.6	1,952.5	2,065.9
Selling, general and administrative expenses	518.2	480.3	1,531.0	1,493.0
Operating income	136.7	212.3	421.5	572.9
Interest expense	5.0	11.2	16.6	38.6
Other (income) and expense, net	(0.4)	(0.7)	2.2	(0.2)
Earnings before income taxes	132.1	201.8	402.7	534.5
Income tax expense	23.3	39.8	74.8	109.9
Net earnings including noncontrolling interests	108.8	162.0	327.9	424.6
Less: net earnings attributable to noncontrolling interests	—	—	—	0.1
Net earnings attributable to Mohawk Industries, Inc.	$108.8	162.0	327.9	424.5

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.75	2.57	5.26	6.69
Weighted-average common shares outstanding—basic	62.0	63.1	62.3	63.5

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.75	2.55	5.24	6.66
Weighted-average common shares outstanding—diluted	62.3	63.4	62.6	63.8
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net earnings including noncontrolling interests	$108.8	162.0	327.9	424.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(32.1)	34.4	548.8	(124.5)
Other comprehensive income (loss)	(32.1)	34.4	548.8	(124.5)
Comprehensive income	76.7	196.4	876.7	300.1
Less: comprehensive income attributable to noncontrolling interests (loss)	(0.1)	0.2	0.5	0.1
Comprehensive income attributable to Mohawk Industries, Inc.	$76.8	196.2	876.2	300.0
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	September 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$516.2	666.6
Receivables, net	2,249.6	1,804.2
Inventories	2,692.9	2,513.6
Prepaid expenses	516.1	490.2
Other current assets	32.8	22.3
Total current assets	6,007.6	5,496.9
Property, plant and equipment	10,765.4	10,133.5
Less: accumulated depreciation	6,086.6	5,553.6
Property, plant and equipment, net	4,678.8	4,579.9
Right of use operating lease assets	401.1	374.0
Goodwill	1,198.7	1,112.1
Tradenames	710.6	657.8
Other intangible assets subject to amortization, net	123.6	134.1
Deferred income taxes and other non-current assets	500.1	423.8
Total assets	$13,620.5	12,778.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$175.6	559.4
Accounts payable and accrued expenses	2,379.6	2,004.4
Current operating lease liabilities	119.2	108.5
Total current liabilities	2,674.4	2,672.3
Deferred income taxes	215.9	255.2
Long-term debt, less current portion	1,743.3	1,677.4
Non-current operating lease liabilities	300.0	283.0
Other long-term liabilities	345.9	333.8
Total liabilities	$5,279.5	5,221.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 69.2 and 69.9 shares issued 2025 and 2024, respectively	0.7	0.7
Additional paid-in capital	1,985.4	1,968.8
Retained earnings	7,544.3	7,325.1
Accumulated other comprehensive income (loss)	(979.6)	(1,527.9)
	8,550.8	7,766.7
Less: treasury stock at cost; 7.3 shares in 2025 and 2024	215.2	215.3
Total Mohawk Industries, Inc. stockholders’ equity	8,335.6	7,551.4
Noncontrolling interests	5.4	5.5
Total stockholders’ equity	8,341.0	7,556.9
Total liabilities and stockholders’ equity	$13,620.5	12,778.6
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net earnings including noncontrolling interests	$327.9	424.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	75.6	40.1
Depreciation and amortization	476.3	481.9
Deferred income taxes	(75.0)	(85.6)
(Gain) and loss on disposal of property, plant and equipment	(4.8)	7.8
Stock-based compensation expense	22.6	20.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(313.3)	(211.7)
Inventories	(75.2)	(88.7)
Accounts payable and accrued expenses	161.2	142.3
Other assets and prepaid expenses	(19.1)	41.3
Other liabilities	20.4	(35.7)
Net cash provided by operating activities	596.6	736.9
Cash flows from investing activities:
Additions to property, plant and equipment	(245.6)	(293.6)
Net cash used in investing activities	(245.6)	(293.6)
Cash flows from financing activities:
Payments on Senior Credit Facility	(413.0)	(267.6)
Proceeds from Senior Credit Facility	429.9	223.3
Payments on commercial paper	(7,666.4)	(7,929.8)
Proceeds from commercial paper	7,251.0	8,345.4
Payments on Term Loan Facility	—	(912.3)
Net payments of other financing activities	(28.0)	(21.5)
Purchase of Mohawk common stock	(108.7)	(87.9)
Change in outstanding checks in excess of cash	2.8	(1.2)
Net cash used in financing activities	(532.4)	(651.6)
Effect of exchange rate changes on cash and cash equivalents	31.0	(10.3)
Net change in cash and cash equivalents	(150.4)	(218.6)
Cash and cash equivalents, beginning of period	666.6	642.6
Cash and cash equivalents, end of period	$516.2	424.0
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

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows public entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. That is, current information may be used without making adjustments for expected future changes to relevant data that may impact collectability of receivables. Entities using the practical expedient would have to disclose that fact. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity that elects the practical expedient should apply the amendments on a prospective basis. The Company is currently evaluating the impact of the new guidance.

On September 19, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages, and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. The new guidance requires entities to consider two factors when determining whether there is significant development uncertainty when considering the probable to complete recognition threshold; (1) Whether the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing; and (2) whether the entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The new guidance also supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40.

ASU 2025-06 will be effective for annual and interim reporting periods beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual reporting period. The new guidance may be implemented on a prospective basis, a modified transition approach, or a retrospective transition approach. The Company is evaluating the impact of the new guidance.

2. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $78.0 million and $63.4 million as of September 27, 2025, and December 31, 2024, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and nine months ended September 27, 2025, and September 28, 2024, was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $55.0 million and $61.4 million as of September 27, 2025, and December 31, 2024, respectively. Straight-line amortization expense recognized during the nine months ended September 27, 2025, and September 28, 2024, related to these capitalized costs was $32.9 million and $46.2 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended September 27, 2025, and September 28, 2024:

(In millions)
September 27, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$573.2	915.2	3.3	1,491.7
Europe	305.3	0.5	547.4	853.2
Latin America	181.3	2.0	8.1	191.4
Other	44.9	19.1	157.6	221.6
Total	$1,104.7	936.8	716.4	2,757.9

Product Categories:
Ceramic & Stone	$1,085.9	—	—	1,085.9
Carpet & Resilient	18.8	729.1	210.1	958.0
Laminate & Wood	—	207.7	240.9	448.6
Other (1)	—	—	265.4	265.4
Total	$1,104.7	936.8	716.4	2,757.9

September 28, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$568.0	943.0	1.8	1,512.8
Europe	268.9	1.4	503.8	774.1
Latin America	175.1	1.4	9.9	186.4
Other	46.0	28.2	171.5	245.7
Total	$1,058.0	974.0	687.0	2,719.0

Product Categories:
Ceramic & Stone	$1,043.0	4.0	—	1,047.0
Carpet & Resilient	15.0	763.9	216.7	995.6
Laminate & Wood	—	206.1	217.5	423.6
Other (1)	—	—	252.8	252.8
Total	$1,058.0	974.0	687.0	2,719.0
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended September 27, 2025, and September 28, 2024:

(In millions)
September 27, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,707.0	2,674.9	9.0	4,390.9
Europe	877.9	2.1	1,627.4	2,507.4
Latin America	502.2	3.9	26.5	532.6
Other	132.2	65.1	457.5	654.8
Total	$3,219.3	2,746.0	2,120.4	8,085.7

Product Categories
Ceramic & Stone	$3,163.5	—	—	3,163.5
Carpet & Resilient	55.8	2,154.4	615.7	2,825.9
Laminate & Wood	—	591.6	696.5	1,288.1
Other (1)	—	—	808.2	808.2
Total	$3,219.3	2,746.0	2,120.4	8,085.7

September 28, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets
United States	$1,721.7	2,743.3	6.2	4,471.2
Europe	816.3	2.8	1,621.8	2,440.9
Latin America	542.6	3.4	29.0	575.0
Other	137.8	83.2	491.6	712.6
Total	$3,218.4	2,832.7	2,148.6	8,199.7

Product Categories
Ceramic & Stone	$3,174.8	16.0	—	3,190.8
Carpet & Resilient	43.6	2,211.4	654.6	2,909.6
Laminate & Wood	—	605.3	685.8	1,291.1
Other (1)	—	—	808.2	808.2
Total	$3,218.4	2,832.7	2,148.6	8,199.7
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended September 27, 2025, and September 28, 2024:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of sales:
Restructuring costs	$44.1	16.4	95.5	57.0
Acquisition integration-related costs	—	—	—	—
Restructuring and acquisition integration-related costs	$44.1	16.4	95.5	57.0

Selling, general and administrative expenses:
Restructuring costs	$2.6	3.0	5.9	10.4
Acquisition transaction-related costs	0.4	—	0.4	0.2
Acquisition integration-related costs	—	0.1	—	1.1
Restructuring, acquisition transaction and integration-related costs	$3.0	3.1	6.3	11.7

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

The following table summarizes the restructuring activities for the three months ended September 27, 2025:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other Restructuring Costs	Total
Balance as of June 28, 2025	$—	—	14.4	—	14.4
Restructuring costs
Global Ceramic	0.3	14.2	1.5	2.1	18.1
Flooring NA	—	9.2	0.3	4.2	13.7
Flooring ROW	—	1.2	13.4	0.3	14.9
Total restructuring costs	0.3	24.6	15.2	6.6	46.7
Cash proceeds (payments)	—	24.8	(4.1)	(6.6)	14.1
Non-cash (expense) income	(0.3)	(49.4)	(0.1)	—	(49.8)
Balances as of September 27, 2025	$—	—	25.4	—	25.4

Restructuring costs recorded in:
Cost of sales	$0.3	24.7	13.1	6.0	44.1
Selling, general and administrative expenses	—	(0.1)	2.1	0.6	2.6
Total restructuring costs	$0.3	24.6	15.2	6.6	46.7

The following table summarizes the restructuring activities for the nine months ended September 27, 2025:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other restructuring costs	Total
Balances as of December 31, 2024	$—	—	13.0	—	13.0
Restructuring costs
Global Ceramic	0.3	20.5	1.6	4.4	26.8
Flooring NA	—	27.5	1.0	18.2	46.7
Flooring ROW	—	5.8	20.7	1.4	27.9
Corporate	—	—	—	—	—
Total restructuring costs	0.3	53.8	23.3	24.0	101.4
Cash proceeds (payments)	—	35.9	(11.8)	(22.7)	1.4
Non-cash (expense) income	(0.3)	(89.7)	0.9	(1.3)	(90.4)
Balances as of September 27, 2025	$—	—	25.4	—	25.4

Restructuring costs recorded in:
Cost of sales	$0.3	53.9	18.7	22.6	95.5
Selling, general and administrative expenses	—	(0.1)	4.6	1.4	5.9
Total restructuring costs	$0.3	53.8	23.3	24.0	101.4

The Company currently estimates that it will incur additional restructuring costs of approximately $5 to $10 million primarily related to asset disposals and other restructuring related costs, which are expected to be executed throughout 2025 and into 2026.

As of September 27, 2025, the accrual balance related to restructuring activities was $1.3 million for plans approved prior to 2024, $4.2 million for plans approved during 2024 and $19.9 million for plans approved during 2025.

For the plans approved prior to 2024, restructuring expenses of $0.5 million and $2.0 million were recorded during the three and nine months ended September 27, 2025, respectively. For the plans approved during 2024, restructuring expenses of $15.7 million and $58.5 million were recorded during the three and nine months ended September 27, 2025, respectively. For the plans approved during 2025, restructuring expenses of $30.5 million and $40.9 million was recorded during the three and nine months ended September 27, 2025.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

4. Receivables, net

(In millions)	September 27, 2025	December 31, 2024
Customers, trade	$2,080.8	1,674.1
Income tax receivable	37.9	30.3
Other	212.3	159.0
Less: allowance for discounts, claims and doubtful accounts	81.4	59.2
Receivables, net	$2,249.6	1,804.2

5. Inventories

(In millions)	September 27, 2025	December 31, 2024
Finished goods	$1,944.3	1,781.0
Work in process	140.3	142.0
Raw materials	608.3	590.6
Total inventories	$2,692.9	2,513.6

6. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2024(1)	$—	372.3	739.8	1,112.1
Currency translation	—	—	86.6	86.6
Balances as of September 27, 2025	$—	372.3	826.4	1,198.7
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2024	$657.8
Currency translation during the period	52.8
Balance as of September 27, 2025	$710.6

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2024
Gross carrying amount	$662.4	235.4	8.5	906.3
Accumulated amortization	(536.3)	(233.6)	(2.3)	(772.2)
Net intangible assets subject to amortization	126.1	1.8	6.2	134.1
Balance as of September 27, 2025
Gross carrying amount	713.8	264.8	9.1	987.7
Accumulated amortization	(598.0)	(263.3)	(2.8)	(864.1)
Net intangible assets subject to amortization	$115.8	1.5	6.3	123.6

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amortization expense	$7.1	7.0	20.9	20.7

7. Accounts Payable and Accrued Expenses

(In millions)	September 27, 2025	December 31, 2024
Outstanding checks in excess of cash	$3.4	0.6
Accounts payable, trade	1,187.8	978.5
Accrued expenses	833.1	718.3
Product warranties	25.2	30.4
Accrued interest	11.8	18.6
Accrued compensation and benefits	318.3	258.0
Total accounts payable and accrued expenses	$2,379.6	2,004.4

8. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2024	$(1,527.2)	(0.7)	(1,527.9)
Current period other comprehensive income (loss)	548.3	—	548.3
Balance as of September 27, 2025	$(978.9)	(0.7)	(979.6)

9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 9,830 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $120.07 per unit for the three months ended September 27, 2025. The Company granted 314,819 RSUs at a weighted average grant-date fair value of $116.21 per unit for the nine months ended September 27, 2025. The Company granted 5,048 RSUs at a weighted average grant-date fair value of $150.84 for the three months ended September 28, 2024. The Company granted 293,602 RSUs at a weighted average grant-date fair value of $115.21 per unit for the nine months ended September 28, 2024. The Company recognized stock-based compensation expense related to RSUs of $7.5 million ($5.5 million net of taxes) and $7.0 million ($5.2 million net of taxes) for the three months ended September 27, 2025, and September 28, 2024, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation costs related to RSUs of $22.6 million ($16.7 million net of taxes) and $20.6 million ($15.2 million net of taxes) for the nine months ended September 27, 2025, and September 28, 2024, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $29.3 million as of September 27, 2025, and will be recognized as expense over a weighted-average period of approximately 2.11 years.

10. Other Income and Expense, net

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency (gains) losses, net	$3.0	2.8	8.7	6.7
All other, net	(3.4)	(3.5)	(6.5)	(6.9)
Total other (income) and expense, net	$(0.4)	(0.7)	2.2	(0.2)

11. Income Taxes

For the three months ended September 27, 2025, the Company recorded income tax expense of $23.3 million on earnings before income taxes of $132.1 million for an effective tax rate of 17.6%. For the three months ended September 28, 2024, the Company recorded income tax expense of $39.8 million on earnings before income taxes of $201.8 million, for an effective tax rate of 19.7%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and prior period tax expenses recognized during the three months ended September 28, 2024, partially offset by an increase in unrecognized tax benefits during the three months ended September 27, 2025.

For the nine months ended September 27, 2025, the Company recorded income tax expense of $74.8 million on earnings before income taxes of $402.7 million for an effective tax rate of 18.6%, as compared to income tax expense of $109.9 million on earnings before income taxes of $534.5 million, for an effective tax rate of 20.6% for the nine months ended September 28, 2024. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods, a tax benefit related to a prior period adjustment to deferred taxes during the nine months ended September 27, 2025 and prior period tax expenses recognized during the nine months ended September 28, 2024, partially offset by an increase in unrecognized tax benefits during the nine months ended September 27, 2025.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended September 27, 2025, and September 28, 2024.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of June 28, 2025	69.5	$0.7	$1,978.1	$7,476.1	($947.6)	(7.3)	($215.2)	$5.5	$8,297.6
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation expense	—	—	7.5	—	—	—	—	—	7.5
Repurchases of common stock	(0.3)	—	—	(40.6)	—	—	—	—	(40.6)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
De-consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(32.0)	—	—	—	(32.0)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	108.8	—	—	—	—	108.8
Balances as of September 27, 2025	69.2	$0.7	$1,985.4	$7,544.3	($979.6)	(7.3)	($215.2)	$5.4	$8,341.0

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of June 29, 2024	70.4	$0.7	$1,955.0	$7,144.8	($1,238.7)	(7.3)	($215.3)	$6.0	$7,652.5
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	—	—	(0.2)	—	—	—	—	—	(0.2)
Stock-based compensation expense	—	—	7.0	—	—	—	—	—	7.0
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.2	0.2
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	34.2	—	—	—	34.2
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	162.0	—	—	—	—	162.0
Balances as of September 28, 2024	70.4	$0.7	$1,961.8	$7,306.8	($1,204.5)	(7.3)	($215.3)	$6.2	$7,855.7

The following tables reflect the changes in stockholders’ equity for the nine months ended September 27, 2025, and September 28, 2024.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2024	69.9	$0.7	$1,968.8	$7,325.1	($1,527.9)	(7.3)	($215.3)	$5.5	$7,556.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.0)	—	—	—	0.1	—	(5.9)
Stock-based compensation expense	—	—	22.6	—	—	—	—	—	22.6
Repurchases of common stock	(0.9)	—	—	(108.7)	—	—	—	—	(108.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
De-consolidation of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Currency translation adjustment	—	—	—	—	548.3	—	—	—	548.3
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	327.9	—	—	—	—	327.9
Balances as of September 27, 2025	69.2	$0.7	$1,985.4	$7,544.3	($979.6)	(7.3)	($215.2)	$5.4	$8,341.0

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balances as of December 31, 2023	71.0	$0.7	$1,947.5	$6,970.2	($1,080.0)	(7.3)	($215.4)	$6.1	$7,629.1
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.3)	—	—	—	0.1	—	(6.2)
Stock-based compensation expense	—	—	20.6	—	—	—	—	—	20.6
Repurchases of common stock	(0.8)	—	—	(87.9)	—	—	—	—	(87.9)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—		—	(124.5)	—	—	—	(124.5)
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	424.5	—	—	—	—	424.5
Balances as of September 28, 2024	70.4	$0.7	$1,961.8	$7,306.8	($1,204.5)	(7.3)	($215.3)	$6.2	$7,855.7

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

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net earnings attributable to Mohawk Industries, Inc.	$108.8	162.0	327.9	424.5

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	62.0	63.1	62.3	63.5
Add dilutive potential common shares—RSUs	0.3	0.3	0.3	0.3
Weighted-average common shares outstanding—diluted	62.3	63.4	62.6	63.8

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.75	2.57	5.26	6.69
Diluted	$1.75	2.55	5.24	6.66

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
Significant segment sales, expenses and assets information is as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales:
Global Ceramic	$1,104.7	1,058.0	3,219.3	3,218.4
Flooring NA	936.8	974.0	2,746.0	2,832.7
Flooring ROW	716.4	687.0	2,120.4	2,148.6
Total	$2,757.9	2,719.0	8,085.7	8,199.7

Gross profit:
Global Ceramic	$299.8	295.7	888.6	881.3
Flooring NA	207.0	233.9	595.3	684.4
Flooring ROW	148.0	163.2	468.1	499.8
Corporate and intersegment eliminations	0.1	(0.2)	0.5	0.4
Total	$654.9	692.6	1,952.5	2,065.9

Selling, general and administrative expenses:
Global Ceramic	$228.2	212.3	687.1	666.0
Flooring NA	152.6	160.9	479.0	488.1
Flooring ROW	104.2	95.4	299.8	295.5
Corporate and intersegment eliminations	33.2	11.7	65.1	43.4
Total	$518.2	480.3	1,531.0	1,493.0

Operating income (loss):
Global Ceramic	$71.6	83.4	201.5	215.3
Flooring NA	54.4	73.0	116.3	196.3
Flooring ROW	43.8	67.8	168.3	204.3
Corporate and intersegment eliminations	(33.1)	(11.9)	(64.6)	(43.0)
Total	$136.7	212.3	421.5	572.9

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and amortization:
Global Ceramic	$67.4	53.1	172.9	166.1
Flooring NA	56.4	56.3	169.3	167.9
Flooring ROW	44.8	44.7	128.9	141.3
Corporate and intersegment eliminations	1.7	2.1	5.2	6.6
Total	$170.3	156.2	476.3	481.9

Capital expenditures (excluding acquisitions):
Global Ceramic	$22.3	46.4	88.7	105.1
Flooring NA	27.2	43.1	81.5	104.6
Flooring ROW	26.8	25.7	75.4	78.2
Corporate and intersegment eliminations	—	0.2	—	5.7
Total	$76.3	115.4	245.6	293.6

(In millions)	September 27, 2025	December 31, 2024
Assets:
Global Ceramic	$5,136.6	4,591.0
Flooring NA	4,002.5	3,925.5
Flooring ROW	4,059.8	3,594.7
Corporate and intersegment eliminations	421.6	667.4
Total	$13,620.5	12,778.6

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

Perfluoroalkyl and Polyfluoroalkyl Substances (“PFAS”) Litigation

The Company has been named as a defendant in a number of lawsuits in Georgia, Alabama, and South Carolina relating to carpet products that allegedly contained perfluoroalkyl and polyfluoroalkyl substances (“PFAS”). These lawsuits have been brought against chemical manufacturers and carpet manufacturers and have been brought by four categories of plaintiffs: (i) municipalities and counties alleging contamination of their drinking water sources with PFAS, (ii) counties alleging contamination of their landfills with PFAS, (iii) private landowners alleging contamination of their real property with PFAS, and (iv) rate payers alleging that their drinking water rates have increased due to the costs associated with remediation of PFAS.

The municipalities and counties assert common-law and statutory claims seeking to recover the costs of installing water filtration systems to filter out the PFAS that is allegedly in the drinking water sources. The counties that claim contamination of their landfills assert common-law and statutory claims seeking to recover the costs of remediating the PFAS that is allegedly in the landfills. The private landowners allege that biosolids sludge applied on or near their real property contained PFAS or allege that PFAS from nearby manufacturing facilities ended up on their real property. Those landowners assert common-law and statutory claims seeking to recover the costs of remediating the PFAS that is allegedly on their real property. Finally, the rate payers that claim their drinking water rates have increased due to PFAS include a proposed class of water subscribers with the Rome Water and Sewer Division and/or the Floyd County Water Department in Georgia. The rate payers assert common-law and statutory claims and seek to recover past and future damages due to the rate increases.

The Company believes that it has significant defenses against the allegations in these lawsuits and will continue to vigorously defend against these claims.

Silica Litigation

The Company is subject to certain personal injury claims related to exposure to silica dust that have been submitted against it or its subsidiaries. Almost all of these outstanding claims have been filed against the Company by a single plaintiff group in California, bringing the total number of cases brought by this plaintiff group and now outstanding to approximately 275. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021, and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. Plaintiffs in the investor actions seek compensatory and punitive damages. On October 5, 2021, the investor actions were transferred by the State Court of Fulton County to the Metro Atlanta Business Case Division. On October 4, 2023, plaintiffs filed amended complaints in the remaining four investor actions. On April 12, 2024, the Company and the individual defendants filed motions for summary judgment in each investor action. On May 6, 2025, the Court denied the motions for summary judgment filed by the Company and the individual defendants. The Court set trial in one of the four investor actions to begin on January 12, 2026. The Company believes the claims are without merit and will continue to vigorously defend against the claims in these actions.

The Company and certain of its executive officers and directors were named as defendants in certain derivative actions filed in the United States District Court for the Northern District of Georgia on May 18, 2020, and August 6, 2020, respectively (the “NDGA Derivative Actions”), in the Superior Court of Gordon County of the State of Georgia on March 3, 2021 and July 12, 2021 (the “Gordon County Derivative Actions”), and in the Delaware Court of Chancery on March 10, 2022. The complaints allege that defendants breached their fiduciary duties to the Company by causing the Company to issue materially false and misleading statements. The Court approved the settlement agreement on June 30, 2025, each of the cases have been dismissed with prejudice, and the judgment is final and non-appealable as of July 30, 2025. The Company’s insurance carrier funded the entire monetary aspect of the settlement.

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

At the Company’s election, United States-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of September 27, 2025), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of September 27, 2025). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.13% as of September 27, 2025), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.13% as of September 27, 2025). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.11% as of September 27, 2025). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of September 27, 2025, amounts used under the Senior Credit Facility included $17.5 million of borrowings and $0.7 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $152.8 million under the Senior Credit Facility, resulting in a total of $1,432.2 million available as of September 27, 2025.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of September 27, 2025, there was zero outstanding under the United States commercial paper program, and $134.6 million under the European program. The weighted-average interest rate and maturity period for the European program were 2.16% and 25.30 days, respectively.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	September 27, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$576.0	585.1	509.0	520.3
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	483.0	500.0	462.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	627.0	600.0	617.0	600.0
United States commercial paper	—	—	486.0	486.0
European commercial paper	134.6	134.6	49.4	49.4
Senior Credit Facility, payable August 12, 2027	17.5	17.5	—	—
Finance leases and other	88.5	88.5	89.5	89.5
Unamortized debt issuance costs	(6.8)	(6.8)	(8.4)	(8.4)
Total debt	1,919.8	1,918.9	2,204.5	2,236.8
Less: current portion of long term-debt and commercial paper	175.6	175.6	559.4	559.4
Long-term debt, less current portion	$1,744.2	1,743.3	1,645.1	1,677.4

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17. Supplemental Cash Flow Information

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Cash paid during the periods for:
Interest, net	$35.2	61.2
Income taxes	$141.8	103.9

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$66.8	62.7

ROU assets obtained in exchange for lease obligations:
Operating leases	$109.1	53.9
Finance leases	$12.1	21.8

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

Over the last several quarters, the Company has, to some extent, offset the impact of lower volume from reduced demand, pricing pressures in competitive markets and higher input costs through productivity gains and benefits from restructuring initiatives. During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. The Company anticipates that when completed these projects will deliver annual savings of approximately $150 million, with an estimated cost of approximately $215 million. In 2024, the Company announced further restructuring actions, including additional facility, assets and product rationalizations and workforce reductions to further reduce costs and improve the business for the future. The Company anticipates that when completed, these projects will deliver annual savings of approximately $140 million, with an estimated cost of approximately $145 million. In 2025, the Company announced additional restructuring actions, including assets and product rationalizations and workforce reductions to further reduce costs and streamline the business for the future. The Company anticipates that when completed, these projects will deliver annual savings of approximately $50 million, with an estimated cost of approximately $30 million. Execution timelines will vary by project, with some initiatives extending into 2026.

Tariffs Update

The Company continues to actively monitor trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Due to its global footprint and manufacturing operations across 19 countries, the Company is generally able to provide its customers with regional supply. However, the current tariff policies have impacted certain of the Company’s sourcing and upstream and downstream supply chain processes occurring outside the U.S. and certain vendors, suppliers, and customers located outside the U.S. Based on recent changes, engineered wood and laminate imports will now be subject to reciprocal tariffs like other flooring categories, which should benefit domestically produced products. The Company has begun to take steps to mitigate the implemented tariffs through managing inventory of sourced products, adjusting prices as the tariff trade policy evolves and optimizing its supply chain. At a 10% baseline tariff rate, the Company expects to incur an annualized cost of approximately $50 million related to such tariffs. The Company continues to monitor changing tariff levels and adjust its strategies to mitigate their impact as trade policy evolves. However, the duration, magnitude and scope of any additional tariffs, trade restrictions, retaliatory or other measures are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which the Company will be able to offset the impacts of such actions through mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions, could materially and adversely impact the Company’s business, financial condition, results of operations, and prospects.

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

In 2025, the Company plans to invest approximately $480 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended September 27, 2025, the net earnings attributable to the Company were $108.8 million compared to the net earnings attributable to the Company of $162.0 million for the three months ended September 28, 2024. The change was primarily attributable to higher input costs, higher legal settlements, reserves and fees, higher restructuring, acquisition and integration-related, and other costs, the unfavorable net impact of price and product mix and the unfavorable impact of temporary plant shutdowns, partially offset by productivity gains and lower income tax expenses.

For the nine months ended September 27, 2025, the net earnings attributable to the Company was $327.9 million compared to the net earnings attributable to the Company of $424.5 million for the nine months ended September 28, 2024. The change was primarily attributable to higher input costs, the unfavorable impact of temporary plant shutdowns, lower sales volume, order management system conversion, higher restructuring, acquisition and integration-related, and other costs and the unfavorable net impact of price and product mix, partially offset by productivity gains and lower income tax expenses. The Company believes that a number of circumstances may influence trends in 2025, including the impact of inflation and material availability due to disruptions in the global supply chain, but the extent and duration of such impact cannot be predicted.

For the nine months ended September 27, 2025, the Company generated $596.6 million of cash from operating activities. As of September 27, 2025, the Company had cash and cash equivalents of $516.2 million of which $285.6 million was in the U.S. and $230.6 million was in foreign countries.

Results of Operations

Quarter Ended September 27, 2025, as compared with Quarter Ended September 28, 2024

Net sales

Net sales for the three months ended September 27, 2025, were $2,757.9 million compared to net sales of $2,719.0 million for the three months ended September 28, 2024. The change was primarily attributable to the favorable net impact of foreign exchange rates of approximately $61 million, partially offset by lower sales volume of approximately $13 million and fewer shipping days for the quarter ended September 27, 2025, of approximately $11 million.

Global Ceramic—Net sales for the three months ended September 27, 2025, were $1,104.7 million compared to net sales of $1,058.0 million for the three months ended September 28, 2024. The change was primarily attributable to the favorable net impact of foreign exchange rates of approximately $28 million and the favorable net impact of price and product mix of approximately $26 million.

Flooring NA—Net sales for the three months ended September 27, 2025, were $936.8 million compared to net sales of $974.0 million for the three months ended September 28, 2024. The change was primarily attributable to lower sales volume of approximately $34 million.

Flooring ROW—Net sales for the three months ended September 27, 2025, were $716.4 million compared to net sales of $687.0 million for the three months ended September 28, 2024. The change was primarily attributable to the favorable net impact of foreign exchange rates of approximately $34 million and higher sales volume of approximately $27 million, partially offset by the unfavorable net impact of price and product mix of approximately $21 million and fewer shipping days for the quarter ended September 27, 2025, of approximately $11 million.

Gross profit

Gross profit for the three months ended September 27, 2025, was $654.9 million compared to gross profit of $692.6 million for the three months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $39 million; higher restructuring, acquisition and integration-related, and other costs of approximately $25 million; the unfavorable net impact of price and product mix of approximately $20 million and the unfavorable impact of temporary plant shutdowns of approximately $14 million, partially offset by productivity gains of approximately $57 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 27, 2025, were $518.2 million compared to $480.3 million for the three months ended September 28, 2024. The change was primarily attributable to higher legal settlements, reserves and fees, and restructuring, acquisition and integration-related, and other costs of approximately $15 million; higher input costs of approximately $13 million and the unfavorable net impact of foreign exchange rates of approximately $10 million.

Operating income

Operating income for the three months ended September 27, 2025, was $136.7 million compared to operating income of $212.3 million for the three months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $52 million; higher legal settlements, reserves and fees, and restructuring, acquisition and integration-related, and other costs of approximately $41 million; the unfavorable net impact of price and product mix of approximately $20 million and the unfavorable impact of temporary plant shutdowns of approximately $14 million, partially offset by productivity gains of approximately $62 million.

Global Ceramic—Operating income was $71.6 million for the three months ended September 27, 2025, compared to operating income of $83.4 million for the three months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $31 million; higher restructuring, acquisition and integration-related, and other costs of approximately $11 million, partially offset by productivity gains of approximately $24 million.

Flooring NA—Operating income was $54.4 million for the three months ended September 27, 2025, compared to operating income of $73.0 million for the three months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $22 million; the unfavorable impact of temporary plant shutdowns of approximately $13 million and the unfavorable net impact of price and product mix of approximately $10 million, partially offset by productivity gains of approximately $29 million.

Flooring ROW—Operating income was $43.8 million for the three months ended September 27, 2025, compared to operating income of $67.8 million for the three months ended September 28, 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $18 million; higher restructuring, acquisition and integration-related, and other costs of approximately $11 million.

Interest expense

Interest expense was $5.0 million for the three months ended September 27, 2025, compared to interest expense of $11.2 million for the three months ended September 28, 2024. The change was primarily attributable to strong cash flow, resulting in lower debt.

Other income and expense, net

Other income and expense, net was income of $0.4 million for the three months ended September 27, 2025, compared to other income of $0.7 million for the three months ended September 28, 2024. Other income and expense, net did not significantly change for the three months ended September 27, 2025, from the three months ended September 28, 2024.

Income tax expense

For the three months ended September 27, 2025, the Company recorded income tax expense of $23.3 million on earnings before income taxes of $132.1 million, for an effective tax rate of 17.6%. For the three months ended September 28, 2024, the Company recorded income tax expense of $39.8 million on earnings before income taxes of $201.8 million, for an effective tax rate of 19.7%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and prior period tax expenses recognized during the three months ended September 28, 2024, partially offset by an increase in unrecognized tax benefits during the three months ended September 27, 2025.

Nine Months Ended September 27, 2025, as compared with Nine Months Ended September 28, 2024

Net sales

Net sales for the nine months ended September 27, 2025, were $8,085.7 million compared to net sales of $8,199.7 million for the nine months ended September 28, 2024. The change was primarily attributable to fewer shipping days for the nine months ending September 27, 2025, of approximately $101 million and lower sales volume of approximately $68 million and the impact of the order management system conversion of approximately $50 million, partially offset by the favorable net impact of price and product mix of approximately $69 million and the favorable net impact of foreign exchange rates of approximately $39 million.

Global Ceramic—Net sales for the nine months ended September 27, 2025, were $3,219.3 million compared to net sales of $3,218.4 million for the nine months ended September 28, 2024. The change was primarily attributable to the favorable net impact of price and product mix of approximately $91 million, partially offset by lower sales volume of approximately $48 million; fewer shipping days for the nine months ending September 27, 2025, of approximately $40 million.

Flooring NA—Net sales for the nine months ended September 27, 2025, were $2,746.0 million compared to net sales of $2,832.7 million for the nine months ended September 28, 2024. The change was primarily attributable to the impact of the order management system conversion of approximately $50 million; lower sales volume of approximately $34 million and fewer shipping days for the nine months ending September 27, 2025, of approximately $28 million, partially offset by the favorable net impact of price and product mix of approximately $27 million.

Flooring ROW—Net sales for the nine months ended September 27, 2025, were $2,120.4 million compared to net sales of $2,148.6 million for the nine months ended September 28, 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $49 million and fewer shipping days for the nine months ending September 27, 2025, of approximately $33 million, partially offset by the favorable net impact of foreign exchange rates of approximately $42 million.

Gross profit

Gross profit for the nine months ended September 27, 2025, was $1,952.5 million compared to gross profit of $2,065.9 million for the nine months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $113 million; the unfavorable impact of temporary plant shutdowns of approximately $45 million; lower sales volume of approximately $44 million; higher restructuring, acquisition and integration-related, and other costs of approximately $36 million and order management system conversion of approximately $26 million, partially offset by productivity gains of approximately $146 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 27, 2025, were $1,531.0 million compared to $1,493.0 million for the nine months ended September 28, 2024. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024.

Operating income

Operating income for the nine months ended September 27, 2025, was $421.5 million compared to operating income of $572.9 million for the nine months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $156 million; the unfavorable impact of temporary plant shutdowns of approximately $45 million; higher legal settlements, reserves and fees, and restructuring, acquisition and integration-related, and other costs of approximately $42 million; lower sales volume of approximately $40 million; order management system conversion of approximately $30 million and the unfavorable net impact of price and product mix of approximately $24 million, partially offset by productivity gains of approximately $170 million.

Global Ceramic—Operating income was $201.5 million for the nine months ended September 27, 2025, compared to operating income of $215.3 million for the nine months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $85 million and lower sales volume of approximately $29 million, partially offset by productivity gains of approximately $63 million and the favorable net impact of price and product mix of approximately $40 million.

Flooring NA—Operating income was $116.3 million for the nine months ended September 27, 2025, compared to operating income of $196.3 million for the nine months ended September 28, 2024. The change was primarily attributable to higher input costs of approximately $63 million, partially offset by order system conversion of approximately $30 million; the unfavorable impact of temporary plant shutdowns of approximately $30 million; higher restructuring, acquisition and integration-related, and other costs of approximately $24 million and the unfavorable net impact of price and product mix of approximately $19 million, partially offset by productivity gains of approximately $87 million.

Flooring ROW—Operating income was $168.3 million for the nine months ended September 27, 2025, compared to operating income of $204.3 million for the nine months ended September 28, 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $45 million and lower sales volume of approximately $11 million, partially offset by productivity gains of approximately $19 million.

Interest expense

Interest expense was $16.6 million for the nine months ended September 27, 2025, compared to interest expense of $38.6 million for the nine months ended September 28, 2024. The change was primarily attributable to strong cash flow and prepayments of the U.S. and European portions of the Term Loan Facility during the nine months ended September 28, 2024, resulting in lower debt.

Other income and expense, net

Other income and expense, net was an expense of $2.2 million for the nine months ended September 27, 2025, compared to other income of $0.2 million for the nine months ended September 28, 2024. Other income and expense, net did not significantly change for the nine months ended September 27, 2025, from the nine months ended September 28, 2024.

Income tax expense

For the nine months ended September 27, 2025, the Company recorded income tax expense of $74.8 million on earnings before income taxes of $402.7 million, for an effective tax rate of 18.6%. For the nine months ended September 28, 2024, the Company recorded income tax expense of $109.9 million on earnings before income taxes of $534.5 million, for an effective tax rate of 20.6%. The decrease in the effective tax rate was primarily driven by the Company’s geographic dispersion of profits and losses for the respective periods and a tax benefit related to a prior period adjustment to deferred taxes during the nine months ended September 27, 2025, partially offset by an increase in unrecognized tax benefits during the nine months ended September 27, 2025.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first nine months of 2025 was $596.6 million, compared to net cash provided by operating activities of $736.9 million in the first nine months of 2024. The change was primarily attributable to the change in accounts receivable; lower net earnings; change in accounts payable and change in inventories.

Net cash used in investing activities in the first nine months of 2025 was $245.6 million compared to net cash used in investing activities of $293.6 million in the first nine months of 2024. The change was primarily attributable to the decrease in capital expenditures of $48 million for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024.

Net cash used in financing activities in the first nine months of 2025 was $532.4 million compared to net cash used in financing activities of $651.6 million in the first nine months of 2024. The change was primarily attributable to prior year payments of term loan facility of $912.3 million; higher net proceeds from the Senior Credit Facility of $61.2 million, partially offset by the lower net proceeds from commercial paper of $831.1 million (year to date net repayment of $415.4 million in 2025 as compared to net proceeds of $415.7 million in 2024, year to date) and higher share repurchase of $20.8 million.

As of September 27, 2025, the Company had cash of $516.2 million, of which $285.6 million was in the United States and $230.6 million was in foreign countries. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). On February 10, 2022, the Company’s Board of Directors approved a share repurchases authorization in the amount of $500 million (the “2022 Share Repurchase Program,” and together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”). For the three months ended September 27, 2025, the Company purchased $40.2 million of its common stock under the Share Repurchase Programs. As of September 27, 2025, there remained $459.9 million authorized under the 2025 Share Repurchase Program. The 2022 Share Repurchase Program was completed in the quarter ended September 27, 2025.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 27, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 27, 2025, approximately 92% of the Company’s debt portfolio was comprised of fixed-rate debt and 8% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.4 million and $1.1 million for the three and nine months ended September 27, 2025.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). On February 10, 2022, the Company’s Board of Directors approved a share repurchases authorization in the amount of $500 million (the “2022 Share Repurchase Program,” and together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”). For the three months ended September 27, 2025, the Company purchased $40.2 million of its common stock under the Share Repurchase Programs. As of September 27, 2025, there remained $459.9 million authorized under the 2025 Share Repurchase Program. The 2022 Share Repurchase Program was completed in the quarter ended September 27, 2025.

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

The following table provides information regarding share repurchase activity during the three months ended September 27, 2025:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions(1)
June 29 through Aug 2, 2025	—	$—	0.0	$500.2
August 3 through August 30, 2025	0.3	$127.24	0.0	$465.8
August 31 through September 27, 2025	—	$131.34	0.0	$459.9
Total	0.3	$127.82	0.0

(1)     On February 10, 2022, the Company announced the Board of Directors' approval of a share repurchases authorization in the amount of $500 million, which does not have an expiration date. Additionally, on July 24, 2025, the Company announced the Board of Directors' approval of a share repurchases authorization in the amount of $500 million, which does not have an expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended September 27, 2025, no director or officer of the Company notified us that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 24, 2025	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	October 24, 2025	By:	/s/ James F. Brunk
JAMES F. BRUNK
Chief Financial Officer
(principal financial officer)