Form 10-K
period 2025-12-31
MOHAWK INDUSTRIES INC
filed 2026-02-24
CIK 851968

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (51,252,513 shares) on June 27, 2025 (the last business day of the Registrant’s most recently completed fiscal second quarter) was $5,376,388,614. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.
Number of shares of Common Stock outstanding as of February 19, 2026: 61,460,358 shares of Common Stock, $.01 par value. Mohawk Industries, Inc. common stock trades on the New York Stock Exchange under symbol MHK.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders-Part III.

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

General

Mohawk is a leading global flooring manufacturer that creates products to enhance residential and commercial spaces around the world. The Company’s vertically integrated manufacturing and distribution processes provide competitive advantages in ceramic tile, carpet, rugs, laminate, wood, stone, luxury vinyl tile (“LVT”), hybrid and sheet vinyl flooring. The Company’s industry-leading innovation develops products and technologies that differentiate its brands in the marketplace and satisfy all flooring-related remodeling and new construction requirements. The Company’s brands are among the most recognized in the industry and include American Olean®, Daltile®, Decortiles®, Durkan®, Eliane®, Elizabeth®, Feltex®, Godfrey Hirst®, IVC Home®, Karastan®, Kerama Marazzi®, Marazzi®, Moduleo®, Mohawk®, Pergo®, Quick-Step®, Unilin® and Vitromex®. During the past two decades, the Company has transformed its business from an American carpet manufacturer into the world’s largest flooring company with operations in Asia, Europe, North America, Oceania and South America. The Company had annual net sales in 2025 of $10.8 billion. Approximately 54% of this amount was generated by sales in the United States, and approximately 46% was generated by sales outside the United States. The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”) with their 2025 net sales representing 40%, 34% and 26%, respectively, of the Company’s total revenue. Selected financial information for the three segments, geographic net sales and the location of long-lived assets are set forth in Note 17, Segment Reporting.

Global Ceramic designs, manufactures, sources, distributes and markets a broad line of ceramic, porcelain and natural stone tile products used for floor and wall applications in residential and commercial channels for both remodeling and new construction. In addition, Global Ceramic manufactures, sources and distributes other products, including natural stone, porcelain slabs and quartz countertops, as well as installation materials. Global Ceramic markets and distributes its products under various brands, including the following:  American Olean®, Daltile®, Decortiles®, Eliane®, Elizabeth®, EmilGroup®, KAI®, Kerama Marazzi®, Marazzi®, Ragno® and Vitromex®. The Segment sells its products through home centers, Company-owned service centers, Company-owned and franchised stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users. Global Ceramic operations are vertically integrated from the production of raw material for body and glaze preparation to the manufacturing and distribution of the Segment’s product lines.

Flooring NA designs, manufactures, sources, distributes and markets a broad range of floor covering products in a variety of colors, textures and patterns for both residential and commercial remodeling and new construction channels. The Segment’s product lines include broadloom carpet, carpet tile, rugs and mats, carpet pad, laminate, medium-density fiberboard (“MDF”), wood flooring, LVT, hybrid flooring and sheet vinyl. Flooring NA markets and distributes its flooring products under various brands, including the following: Aladdin Commercial®, Durkan®, Foss®, IVC Resilient Design®, Karastan®, Mohawk®, Mohawk Group®, Mohawk Home®, Pergo®, Portico® and Quick-Step®. The Segment sells its products through floor covering retailers, home centers, mass merchandisers, department stores, e-commerce retailers, shop at home, buying groups, residential builders, independent distributors, commercial contractors and commercial end users. Flooring NA operations are vertically integrated from the production of raw material to the manufacturing and distribution of the Segment’s product lines.

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

Mohawk is committed to responsible growth and delivering value to the Company’s stockholders and customers through tailoring its operational presence in the markets the Company serves, including through:

•Operational Excellence through simplified operations, improved productivity, expanded sustainable processes, enhanced analytics and automation
•Market Development & Penetration through higher sales to existing customers, sales of existing products to new customers and expansion into new markets
•Product Innovation & Improvement through higher-value product creation, enhanced design and features for existing products & emphasis on sustainable products
•Non-Organic Growth through mergers and acquisitions.

Mohawk is taking action to optimize the Company’s manufacturing and distribution footprint to reduce complexity, improve productivity, and align capacity with anticipated future market demand. During 2022 and 2023, the Company implemented restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs and improving future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2024 and 2025, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above.

Strengths

Market Position

Mohawk’s fashionable and innovative products, successful participation in all sales channels, creative marketing tools and programs and extensive sales resources have enabled the Company to build market leadership positions in multiple geographies, primarily North America, Europe, Latin America and Oceania, as well as to export products to approximately 180 countries. In North America, Mohawk’s largest marketplace, the Company has leveraged its brands, broad offering and award-winning merchandising to build strong positions across all product categories. In Europe, similar advantages have supported market leadership in ceramic tile, premium laminate and sheet vinyl. The Company also has established a strong position in the growing LVT market in the United States and Europe, with investments to expand capacity and align the product offering with market trends. In 2023, the Company further expanded its presence in Brazil through the acquisition of Elizabeth Revestimentos, a leading Brazilian ceramic tile business with manufacturing facilities strategically located throughout that country. In 2023, the Company also acquired Vitromex, a leading Mexican ceramic tile business with four manufacturing facilities strategically located throughout that country, further solidifying the Company’s leading position in the Mexico ceramic tile market.

Product Innovation

Mohawk drives performance through innovation and process improvements across all product categories. In ceramic, this includes proprietary Sublime Sync® and 3D Ink® technologies that create more realistic visuals and textures to mimic the appearance of other surfaces, such as long planks with the visuals and texture of natural wood as well as tiles that mimic natural stone, cement, textiles and other alternatives. The Company has pioneered an innovative ceramic tile technology called StepWise™ that is infused into its top-quality porcelain tile to significantly improve slip resistance. Given the frequent use of ceramic tile in kitchens and baths, the Company has also introduced numerous collections featuring antimicrobial treatment that becomes a permanent part of the product. The Company manufactures large-scale porcelain slabs that can replicate the look of natural stone but are harder and more durable. In addition to satisfying demand for their domestic markets, porcelain slabs produced in Europe are also exported to North America, where along with the Company’s quartz countertop and natural stone slab offerings they provide customers with a comprehensive array of surface options.

In carpet, the Company’s proprietary fiber technologies include SmartStrand® and its brand extensions, which are made in part with annually renewable plant-based materials and were the first super-soft stain-resistant products on the market. In the growing polyester carpet category, the Company’s patented Continuum™ process adds bulk and softness to polyester fiber made from recycled plastic bottles, differentiating the Company’s products in the market.

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

The Company’s resilient flooring products reflect significant investments in leading-edge technology that yield incredibly realistic reproductions of stone, wood and other materials with embossed finishes that create more realistic visuals. To complement the beauty of its LVT collections, the Company has also enhanced the performance of its premium rigid products with a stone-plastic composite core and an enhanced lacquer finish to provide a dent proof, scratch resistant surface that can withstand today’s active family homes. The Company has recently introduced two PVC-free water-proof hybrid flooring alternative options: PureTech™, a sustainable alternative that incorporates 70% recycled content and Solid Tech R™, which is made with a core comprised of stone and ten recycled plastic bottles per square foot to create a durable, high-performance product.

Operational Excellence

Mohawk’s highly efficient manufacturing and distribution assets serve as the foundation for successful growth. By leveraging continuous process improvement and automation, the Company’s operations drive innovation, quality and value. Through its commitment to sustainability practices, the Company has also optimized natural resources and raw materials. The Company has invested to expand capacity, introduce differentiated new products and improve efficiencies. In particular, the Company’s capital investments have improved recently acquired businesses by upgrading product offerings, expanding distribution and improving productivity. Mohawk continues to receive recognition from leading media platforms, including accolades for its positive work environment from Newsweek®, Forbes® and Fortune® and its professional and leadership development programs from Training Magazine®. In Europe, the Company has been formally designated as a Top Employertm for multiple years.

Corporate Stewardship and Sustainability

Mohawk’s approach to responsible business practices brings together a commitment to people, environmental stewardship and strong, transparent governance.

Mohawk's dedication to people comes to life through its work in employee engagement, health, safety, workforce development, and community involvement. Mohawk invests in workforce training through a structured program that spans the organization from entry level to senior leadership. The Company has leveraged subject matter experts, training programs and other resources to sustain a safe working environment and continually reduce workplace risks. In the U.S. and Mexico, Mohawk provides on-site, near-site, and virtual Healthy Life Centers to assist employees and their families with health management and access to care. Mohawk also engages in community-focused efforts, including a collaboration with ArtLifting® to adapt artwork by artists with disabilities into commercial flooring collections as well as a 25-year partnership with Susan G. Komen® to support breast cancer awareness, patient support and research.

Environmental stewardship is advanced through a focus on using resources efficiently, developing innovative products and operating responsibly. Mohawk integrates circularity into product design and manufacturing by incorporating significant amounts of recycled and reclaimed materials across its portfolio. Each year, the company transforms billions of discarded plastic bottles into polyester carpet fiber and hybrid hard surface flooring; diverts millions of pounds of reclaimed wood into laminate flooring, chipboards, and decorative panels; and repurposes millions of pounds of used tires into durable crumb rubber mats. Within its ceramic tile and carpet operations, Mohawk further advances circularity by reusing a substantial portion of manufacturing waste to create new, first quality products, reducing both resource consumption and landfill impact. Mohawk’s Supplier Code of Conduct outlines the Company’s expectations that its vendors align their values and practices with Mohawk’s own. Mohawk also invests in energy efficiency across its manufacturing and logistics facilities and generates energy through solar panels, wind turbines, and waste-to-energy systems that utilize scrap wood. From 2023 to 2025, USA Today included Mohawk in its first three annual lists of America’s Climate Leaders, companies that are making the largest reductions in their carbon emissions.

A commitment to strong, transparent governance is reflected in Mohawk's focus on ethical conduct, data privacy and security and operational integrity. This includes maintaining robust policies, educating team members on their ethical responsibilities, and implementing safeguards that reduce the risk of data breaches and cybersecurity threats. Oversight is provided by the Nominating & Corporate Governance Committee and Audit Committee of the Company’s Board of Directors (the “Board”), which monitor program effectiveness and risk management.

Mohawk’s annual impact report sets forth the Company’s initiatives with respect to these pillars and details how the Company works to manage its operations efficiently, responsibly and ethically. The impact report includes information on Mohawk’s corporate stewardship policies and practices on a variety of matters, including, but not limited to, Board and management sustainability oversight, governance and ethics, environmental performance and employee health and safety management. Mohawk’s impact reports and related content can be found at www.mohawksustainability.com. This website does not constitute part of this Form 10-K.

Sales and Distribution

Global Ceramic

Global Ceramic designs, markets, manufactures, distributes and sources a broad line of ceramic and porcelain tile collections for floors and walls, as well as porcelain slabs and natural stone and quartz countertops. Products are distributed through various channels, including home centers, Company-owned service centers and Company-owned and franchised stores, floor covering retailers, ceramic tile specialists, e-commerce retailers, residential builders, independent distributors, commercial contractors and commercial end users.

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

Flooring NA

Flooring NA designs, markets, manufactures, distributes and sources broadloom carpet, carpet tile, carpet pad, rugs, laminate, LVT, hybrid flooring, sheet vinyl and wood flooring in a broad range of colors, textures and patterns. Flooring NA positions product lines in all price ranges and emphasizes quality, style, performance and service. In addition to products manufactured by Flooring NA, the Company also sources products from other manufacturers to enhance its offering to customers.

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

Flooring ROW

Flooring ROW designs, markets, manufactures, licenses, distributes and sources laminate, LVT, sheet vinyl, wood flooring, broadloom carpet and carpet tile. It also designs, manufactures, markets and distributes roofing panels, insulation boards, MDF, chipboards, decorative panels and mezzanine floors. Products are sold through separate distribution channels, consisting of flooring retailers, wholesalers, home centers, Company-operated distributors, independent distributors, residential builders, commercial contractors and commercial end users. The business is organized to address the specific customer needs of each distribution channel.

Flooring ROW markets and sells its flooring products under the Feltex, GH Commercial, Godfrey Hirst, Hycraft, IVC Home, Lentex Flooring, Leoline, Moduleo, Mohawk Group, Pergo, Quick-Step and Redbook brands. Flooring ROW also sells private label laminate, wood and vinyl flooring products. The Company believes Quick-Step and Pergo are leading brand names in the European flooring industry, and that Godfrey Hirst and Feltex are leading brand names in the Australasian flooring market. In addition, in Europe, Flooring ROW markets and sells insulation boards and roof panels under the Unilin Insulation brand and MDF, chipboards and high-pressure laminate (HPL) decorative panels under the Unilin Panels brand. The Segment also licenses its intellectual property to flooring manufacturers throughout the world.

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

Industry and Competition

The Company is the largest flooring manufacturer in a fragmented industry composed of a wide variety of companies ranging from small, privately-held firms to large multinationals. In 2024, the United States floor covering industry reported $33.2 billion in sales, down approximately 2.6% over sales of $34.1 billion in 2023. In 2024, the primary categories of flooring in the United States, based on sales, were carpet and rugs (33.8%), resilient consisting of LVT, sheet vinyl and various other resilient categories (32.2%), ceramic tile (12.6%), wood (12.5%), stone (5.9%) and laminate (3.0%). In 2024, the primary categories of flooring in the United States, based on square feet sold, were resilient consisting of LVT, sheet vinyl and various other resilient categories (40.1%), carpet and rugs (39.0%), ceramic tile (11.4%), wood (5.2%), laminate (3.0%) and stone (1.3%).  Each of these categories is influenced by the residential and commercial construction and residential and commercial remodeling end-use markets. These markets are influenced by many factors including changing consumer preferences, consumer confidence, spending for durable goods, interest rates, inflation, availability of credit, turnover in housing and the overall strength of the economy.

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

Global Ceramic

Globally, the ceramic tile industry is significantly fragmented, though the Company believes it is the world’s largest manufacturer, distributor and marketer of ceramic tile. The Company also believes it is the largest manufacturer, distributor and marketer of ceramic tile in specific markets, including Europe, Russia and the United States, as well as maintaining leading positions in the Brazilian and Mexican markets. The Company has leveraged the advantages of its scale, product innovation and unique designs in these markets to solidify its leadership position, however the Company continues to face pressures in these markets from imported ceramic products as well as alternate flooring categories. Certain regions around the world have established sufficient capacity to allow them to meet domestic needs in addition to exporting product to other markets where their cost, design and/or technical advantages may drive consumer preferences. Some mature markets have seen industry consolidation driven by mergers and acquisitions; however, most markets are comprised of many relatively small manufacturers all working with similar technologies, raw materials and designs. During 2024, industry publications estimated global capacity for ceramic tile at 161 billion square feet, down 6.2% from the prior year primarily due to inflation, increased energy costs, higher interest rates and the resulting slowing demand for flooring that began in the second half of 2022, with selling prices varying widely based on many factors, including supply within the market, materials used, size, shape and design. While the Company operates ceramic manufacturing facilities in eight countries, the Company has leveraged advantages in technology, design, brand recognition and marketing to extend exports of its products to approximately 160 countries. As a result of this global sales strategy, the Company faces competition in the ceramic tile market from a large number of foreign and domestic manufacturers, all of which compete for sales of ceramic tile to customers through multiple residential and commercial channels.

Flooring NA

The North American flooring industry is highly competitive, with an increasing variety of product categories, shifting consumer preferences, supply chain disruptions and pressures from imported products, particularly in the rug and hard surface categories. Based on industry publications, in 2024, the United States flooring industry had carpet and rug sales of approximately $11.2 billion out of the overall $33.2 billion market. Based on its 2024 net sales, the Company believes it is the largest supplier of rugs and mats in the United States and the second largest producer of carpet in the world. The Company differentiates its carpet collections in the marketplace through proprietary fiber systems, state-of-the-art manufacturing technologies and unique styling as well as leveraging the strength of some of the best-known brands in the industry. The Company also believes it is the largest manufacturer and distributor of laminate flooring in the United States. The Company’s leading position in laminate flooring is driven by the strength of its premium brands as well as technical innovations such as water resistance, realistic visuals, beveled edges, deeply embossed-in-register surfaces and patented installation technologies. The United States resilient industry is highly competitive, and according to industry publications, grew more than 4.8% in 2024. Based on industry publications, in 2024, LVT, sheet vinyl and other various resilient categories generated sales of $10.7 billion out of the $33.2 billion total United States flooring market. The Company believes that it is one of the largest manufacturers and distributors of LVT and sheet vinyl in the United States. The Company’s sheet vinyl operations produce fiberglass backed products, which have proven more popular with consumers in the past several years due to superior performance and durability. The Company has expanded its resilient product portfolio to include hybrid flooring options, such as a renewable polymer core (RPC) category and a stone polymer core (SPC) category made with recycled plastic bottles, both of which are a PVC-free alternatives to traditional resilient products while maintaining waterproof capabilities and exceeding the scratch resistance of traditional LVT.

Flooring ROW

The Company faces competition in the non-U.S. laminate, wood, LVT and sheet vinyl flooring business from a large number of domestic manufacturers as well as pressures from imports. The Company believes it is one of the largest manufacturers and distributors of laminate flooring in the world, with a focus on premium products, which the Company supplies under some of the best-known and most widely marketed brands in its regions. In addition, the Company believes it has a competitive advantage in its laminate flooring markets as a result of the Company’s industry-leading water resistance, realistic visuals and embossed-in-register surfaces as well as patented installation technologies, all of which allow the Company to differentiate its products in the areas of design, performance, installation and assembly. The Company faces competition in the non-U.S. vinyl flooring channel from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its LVT and sheet vinyl markets due to industry-leading design, patented technologies, brand recognition and vertical integration. The Company has elevated the performance of its sheet vinyl collections and is now aggressively placing the product in commercial applications. The Company also extended its sheet vinyl business into Eastern Europe with the acquisition of Polish-based Lentex Flooring. After initially extending its geographic footprint by acquiring national hard surface distributors in Australia and New Zealand, the Company acquired Godfrey Hirst, making the Company the largest manufacturer of carpet in both countries. The Company has integrated its Oceania-based soft and hard surface businesses to provide a comprehensive offering to residential and commercial customers in the region. In Australia and New Zealand, the Company faces competition from a large number of domestic and foreign manufacturers, but believes it has a competitive advantage in its carpet and hard surface offering due to industry-leading design, patented technologies, brand recognition and vertical integration of manufacturing and distribution. Through the acquisitions of Xtratherm and of Ballytherm, the Company has extended its insulation business to the United Kingdom and Ireland while expanding sales in its core Benelux Region. The Company also increased its European wood panels business by acquiring German-based Berghoef and Otto Schneider (mezzanine flooring) and French-based Panneaux De Corrèze (MDF).

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

Major Customers

During 2025, no single customer accounted for more than 10% of the Company’s total net sales, and the top 10 customers accounted for less than 20% of the Company’s total net sales. The Company believes the loss of one major customer would not have a material adverse effect on its business.

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

As of December 31, 2025, the Company employed approximately 40,500 people, consisting of approximately 15,600 in the United States, approximately 13,600 in Europe and approximately 11,300 in other countries. The majority of the Company’s European manufacturing employees are members of unions. The Company has not experienced any major strikes or work stoppages in recent years and believes that its relations with its employees are good.

Governmental Regulations

As a global manufacturing company, the Company’s operations are subject to numerous U.S. and foreign laws and regulations pertaining to, without limitation, tariffs, trade sanctions, import-export controls, tax, consumer protection, government contracts, anti-corruption, antitrust, corporate governance and employment. The Company is also subject to increasingly complex and changing laws and regulations governing the protection of personal and business data in the U.S., European Union and other jurisdictions, including those related to the collection, storage, use, transmission and safeguarding of personal information and other consumer, customer, vendor or employee data. In addition, due to the global scope of the Company’s manufacturing facilities and operations, the Company is subject to extensive environmental regulations in jurisdictions throughout the world. Such laws and regulations govern, among other things, air emissions; the treatment and discharge of wastewater; the handling, storage, use and disposal of solid, hazardous and other wastes; and worker health and safety. Furthermore, numerous Company products are regulated under specific legal frameworks, including extended producer responsibility statutes and packaging and labeling regulations. The Company has implemented policies and procedures designed to ensure compliance with all applicable laws and regulations. The costs incurred to comply with applicable laws and regulations, including environmental regulations, did not have a material effect on capital expenditures, earnings, or the Company’s competitive position for the year ended December 31, 2025, and the Company does not currently anticipate that compliance with existing laws and regulations will have a material adverse impact on its capital expenditures, earnings, or competitive position in any given year. However, future developments, such as changes in laws, regulations, or government policies, could result in significant costs that may materially affect the Company’s business, financial condition, results of operations, and prospects. For a discussion of the risks associated with certain applicable laws and regulations, see Risk Factors in Part I, Item 1A of this Form 10-K.

Available Information

The Company’s Internet address is https://www.mohawkind.com. The Company makes available the following reports it files on its website, free of charge, under the heading “Investors”:

•annual reports on Form 10-K;
•quarterly reports on Form 10-Q;
•current reports on Form 8-K; and
•amendments to the foregoing reports.

The foregoing reports are made available on the Company’s website as soon as practicable after they are filed with, or furnished to the Securities and Exchange Commission (“SEC”). In addition to the Company’s website, the SEC maintains an

Internet site that contains the Company’s reports, proxy and information statements, and other information that the Company electronically files with, or furnishes to, the SEC.

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

The Company derives a majority of its sales from residential and commercial construction and remodeling. During times of economic uncertainty or downturns, end consumers tend to reduce spending on home remodeling. Likewise, new home construction and the corresponding need for new flooring materials tends to slow during recessionary periods. In addition, the combination of high interest rates and inflation has negatively impacted mortgage affordability and increased the cost of home improvement projects, adversely affecting demand for the Company’s products. Cyclical economic downturns have caused, and could continue to cause, the industry to soften globally or in the local markets in which the Company operates. The Company cannot predict whether, when or to what degree elevated interest rates or inflation will further stabilize or decrease, and what effect such changes might have on repair and remodeling activities, new construction or product demand. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company faces intense competition in the flooring industry that could decrease demand for the Company’s products or force it to lower prices.

The floor covering industry is highly competitive. The Company faces competition from a number of manufacturers and independent distributors. The Company may also encounter competition from competitors introducing new products or technologies that better meet customers’ needs, whether through pricing, sustainability, quality, versatility or other characteristics. In addition, some of the Company’s competitors are located outside of the major markets in which the Company participates, and these competitors may benefit from lower input costs or state subsidies which allow them to sell their products for less than fair value. Price competition or overcapacity may limit the Company’s ability to raise prices for its products, may force the Company to reduce prices and may also result in reduced levels of demand for the Company’s products and cause the Company to lose market share. Competitors may also engage in unfair trade practices such as dumping or market distortion through customs duties evasion. Moreover, fluctuations in currency exchange rates and input costs may contribute to more attractive pricing for imports that compete with the Company’s products, which may put pressure on the Company’s pricing.

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

Increased tariffs may increase the Company’s costs of goods sold and/or decrease consumer discretionary spending.

Current U.S. tariff policies have impacted certain of the Company’s sourcing and supply chain processes occurring outside the U.S. as well as certain vendors, suppliers, and customers located outside the U.S. Tariffs have increased, and may continue to increase, the Company’s cost of goods sold on imported products, which has resulted, and could in the future result in, lower gross margins on certain products. Raising prices to account for any such increase in costs of goods may negatively impact the competitiveness, and in turn market share, of the Company’s products. Alternatively, the Company, as a U.S.-based manufacturer, might not achieve the anticipated benefits from the tariffs, such as increased sales of products manufactured domestically. Furthermore, a broad-based increase in prices across the economy could further constrain consumer discretionary spending, which in turn could decrease demand for the Company’s products. The duration, magnitude and scope of any additional tariffs, trade restrictions, retaliatory or other measures are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which the Company will be able to offset the impacts of such actions through mitigation efforts. These tariff actions, retaliatory measures, or other trade restrictions, could materially and adversely impact the Company’s business, financial condition, results of operations, and prospects.

International Risks

The Company manufactures, sources and sells many products internationally and is exposed to risks associated with doing business globally.

The Company’s international activities are significant to its manufacturing capacity, revenues and profits. The Company generates approximately 46% of its annual sales in countries outside of the U.S., and the Company continues to expand internationally through acquisitions, construction of new manufacturing operations and investments in existing ones. Currently, Flooring ROW has significant operations in Australia, Brazil, Europe, Malaysia, New Zealand and Russia, Global Ceramic has significant operations in Brazil, Europe, Mexico and Russia, and Flooring NA maintains LVT and carpet pad manufacturing operations in Mexico. The Company also sources raw materials and finished goods from multiple international locations.

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
•difficulties repatriating cash from non-U.S. subsidiaries;
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

The Company faces risks and uncertainties associated with doing business in emerging markets.

The Company operates in emerging markets such as Brazil, eastern Europe, Malaysia, Mexico and Russia and is exposed to certain risks of doing business in potentially unstable regions. Compared to developed markets, these regions often present heightened operational, legal, economic and political risks. Market conditions and supporting political structures can change rapidly, and the Company may not be able to react quickly enough to protect its assets and business operations. In particular, developing markets in which the Company operates may be characterized by one or more of the following:

•complex and conflicting laws and regulations, which may be inconsistently or arbitrarily enforced;
•high incidences of corruption in state regulatory agencies;
•currency exchange volatility and restrictions on foreign exchange transactions;
•capital controls or limitations on repatriation of profits;
•volatile inflation;
•political instability;

•exposure to sanctions or export control risks related to U.S., EU and other regulatory regimes;
•immature legal and banking systems;
•uncertainty with respect to title to real and personal property;
•weak intellectual property protection and enforcement;
•underdeveloped infrastructure;
•heavy state control of natural resources and energy supplies;
•state ownership of transportation and supply chain assets;
•high protective tariffs and inefficient customs processes;
•high crime rates; and
•war and/or armed conflict.

Changes in any one or a combination of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects. Given the volatility in the current global economic climate and geopolitical events around the world, including the Russian military actions in Ukraine and ongoing conflicts in the Middle East and elsewhere, it is difficult for the Company to predict the complete impact of the foregoing matters on its business, financial condition, results of operations, and prospects.

Fluctuations in currency exchange rates may impact the Company’s financial condition and results of operations and may affect the comparability of results between the Company’s financial periods.

The Company is exposed to currency exchange rate fluctuations. International sales have represented a significant percentage of the Company’s total sales, with approximately 46% of annual sales generated by international operations. The Company also maintains manufacturing facilities in 18 countries outside the U.S. The Company expects that a significant amount of its future sales will continue to come from outside the U.S. The Company is also exposed to currency exchange rate fluctuations through its purchase of raw materials, component parts and sourced goods from suppliers in multiple countries. The Company experiences currency-related gains and losses where sales or purchases are denominated in currencies other than the functional currency. In addition, the results of the Company’s foreign subsidiaries are translated into U.S. dollars from the local currency for consolidated reporting. The Company may not be able to manage its currency translation risks effectively, and volatility in currency exchange rates may have a material adverse effect on the Company’s consolidated financial statements and affect comparability of the Company’s results between financial periods.

The Company faces risks and uncertainties related to its operations in Russia.

The Company maintains operations in Russia through its Global Ceramic and Flooring ROW reporting segments. The Company continues to face legal, regulatory, financial, operational and reputational risks due to its Russian operations. Specifically, U.S. and European Union sanctions and export controls restrict certain financial transactions and limit the transfer of certain technology, equipment and goods classified as “dual use.” Such export controls create complexity in the Company’s supply chain and the sourcing of certain materials and equipment required to continue operations, and violations of such sanctions and export controls could result in severe penalties, fines and reputational harm. In addition, certain Russian laws, such as those related to economic sanctions and data privacy, may conflict with U.S. and European Union regulations. Failure to comply with these varying laws could lead to penalties, fines and reputational harm, and increased compliance and diligence costs resulting from these risks could materially adversely affect the Company’s business. As of December 31, 2025, the Company’s Russian operations accounted for 5% of the Company’s net sales and approximately 7% of the Company’s total assets. Additionally, the Company’s Russian operations are subject to capital controls and currency volatility, both of which have impacted, and may continue to impact, profitability and ability to repatriate cash. Further, sanctions and related banking restrictions have limited, and may continue to limit, the Company’s ability to process payments or repatriate profits from Russia. As of December 31, 2025, 30% of the Company’s cash and cash equivalents are held in Russia, and generated interest income of approximately $30 million in 2025. In addition, the Company continues to face operational risks specific to Russia. As a result of the ongoing military actions between Russia and Ukraine, the Company has experienced and may continue to experience supply chain disruption and price increases of raw materials and spare parts needed in the Company’s Russian operations. The Company’s Russian operations are also subject to potential asset seizure, nationalization, expropriation or forced divestiture under Russian government policies. The Company continues to monitor the potential impacts on its business and the ancillary impacts that the conflict may have on its other global operations. While the extent of the conflict’s impact on the Company cannot be predicted, any of the foregoing factors could materially and adversely impact the Company’s business, financial condition, results of operations, and prospects.

Business and Operational Risks

The Company may be unable to predict changing consumer preferences and demand effectively.

The Company operates in a market sector where demand is strongly influenced by rapidly changing consumer preferences. Shifts in consumer trends can occur rapidly due to evolving market conditions, technological innovation, competitive offerings, or macroeconomic factors. The Company may be unable to accurately anticipate changes in consumer preferences as to product design, product category and technical features, as well as changes in purchasing behavior and overall demand for its products and services. Failure to predict these changes or respond effectively could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

In periods of rising costs, the Company may be unable to pass increases in raw materials, labor, energy and fuel-related costs on to its customers.

The supply and prices of raw materials, labor, energy and fuel-related costs, including those related to oil and natural gas, are subject to market conditions and are impacted by many factors beyond the Company’s control, including geopolitical conflict, pandemics, labor shortages, weather conditions, natural disasters, governmental programs, regulations and trade and tariff policies, inflation and increased demand, among other factors. Although the Company generally attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s business, financial condition, results of operations, and prospects have been and may be materially affected.

The Company may be unable to obtain raw materials or sourced product on a timely basis.

The principal raw materials used in the Company’s manufacturing operations include triexta, nylon, polypropylene, and polyester resins and fibers, which are used in the Company’s carpet business; clay, talc, feldspar and glazes, including frit (ground glass), zircon and stains, which are used in the Company’s ceramic tile business; wood, paper and resins, which are used in the Company’s wood and laminate flooring businesses and panels business; and glass fiber, plasticizers, and PVC resins, which are used in the Company’s sheet vinyl and luxury vinyl tile businesses. In addition to raw materials, the Company sources some finished goods. For certain raw materials and sourced products, the Company is dependent on one or a small number of suppliers. A material temporary or long-term adverse change in the Company’s relationship with such a supplier, the financial condition of such a supplier or such a supplier’s ability to manufacture or deliver such raw materials or sourced products to the Company could lead to an interruption of supply or require the Company to purchase more expensive alternatives. Also, the Company’s ability to obtain raw materials or source products at reasonable costs may be impacted by tariffs, global trade uncertainties and ongoing geopolitical conflict. An extended interruption in the supply of sourced products or raw materials used in the Company’s business or in the supply of suitable substitute materials or products could disrupt the Company’s operations, which could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

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

The Company makes significant capital investments in its business, and such capital investments may not be successful or achieve their intended results.

The Company’s business requires significant capital investment to expand capacity to support its growth, introduce new products, enter new markets and improve operating efficiencies.  The Company has historically made significant capital investments each year and will continue to make capital investments in future periods, including approximately $480 million of capital investments in 2026. While the Company believes that many of its past capital investments have been successful, there is no guarantee that the return on investment from the Company’s recent or future capital expenditures will be sufficient to recover the expenses and opportunity costs associated with these projects.  Furthermore, a meaningful portion of the Company’s capital investment is based on forecasted growth in its business, which is subject to uncertainty such as general economic trends, increased competition and consumer preferences.  If the Company does not accurately forecast its future capital investment needs, the Company could have excess capacity or insufficient capacity, either of which would negatively affect business, financial condition, results of operations, and prospects.

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

The Company may be unable to maintain its patent licensing revenues.

The profit margins of certain of the Company’s businesses, particularly Flooring ROW, depend in part upon the Company’s ability to obtain, maintain and license proprietary technology used in the Company’s principal product families. To protect and monetize these innovations, the Company has filed and continues to file patents covering a wide range of product features and associated manufacturing methods. These patents not only safeguard the Company’s competitive position but also generate recurring patent license revenues. However, patents have a finite validity period, so the current revenue-producing patents will expire over time. The failure to continue to develop and secure alternative patents and revenues to replace expired or invalidated patents in the future could have a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company may experience certain risks associated with acquisitions, joint ventures and strategic investments.

The Company has historically grown its business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, including challenges in identifying suitable opportunities, negotiating favorable terms, and completing transactions on a timely basis. Even once an acquisition is successfully executed, the Company may encounter difficulties integrating an acquired business, including realizing anticipated synergies or cost savings. The Company cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that the Company expects. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on the Company. In addition, economic conditions may fluctuate in the various regions and markets where newly acquired companies operate, which may present foreign exchange and operational risks to the Company. Additional challenges related to the Company’s acquisition strategy include:

•aligning operational processes;
•manufacturing and selling different types of products through different distribution channels;
•conducting business from various locations;
•maintaining executive offices in different locations;
•managing complex reporting requirements;
•maintaining different operating systems and software on different computer hardware; and
•retaining key personnel.

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

The Company faces risks in identifying suitable acquisition candidates or partners for strategic investments.

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

Regulatory and Legal Risks

The Company has been, and in the future may be, subject to costs, liabilities and other obligations under existing or new laws and regulations.

The Company is subject to increasingly numerous and complex laws, regulations and licensing requirements in each of the jurisdictions in which the Company conducts business. In addition, new laws and regulations may be enacted in the U.S. or abroad, the compliance with which may require the Company to incur additional personnel-related, environmental, or other compliance-related costs on an ongoing basis.

In particular, the Company’s operations are subject to various environmental, social, and health and safety laws and regulations. For example, certain aspects of the Company’s operations and supply chain have become, and are expected to become, increasingly subject to federal, state, local and international laws, regulations and international treaties and industry standards related to climate change. Many governing bodies have introduced additional due diligence and disclosure requirements addressing sustainability that the Company expects will apply to its operations and supply chain in the coming years, such as California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Disclosure, and the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) and Corporate Sustainability Due Diligence Directive (“CSDDD”). Although certain sustainability-related regulations and reporting obligations have been relaxed in some jurisdictions through legislation or by court order, sustained emphasis by the U.S., European Union and other governmental authorities on climate change and other environmental matters continues to create uncertainty. Numerous overlapping and sometimes conflicting regulations continue to evolve, and it is unclear which requirements will ultimately remain in effect following legislative or judicial review across multiple jurisdictions. This uncertainty is expected to result in ongoing compliance costs and may expose the Company to additional potential liabilities.

The extent of these costs and risks is difficult to predict and will depend, in large part, on the extent of final regulations and the ways in which those regulations are enforced. The applicable requirements under these laws are subject to amendment, the imposition of new or additional requirements, changing interpretations by agencies or courts, and uncertainty as to whether or how enforcement will occur. If these laws or regulations impose significant operational restrictions and compliance requirements on the Company, they could increase costs associated with the Company’s operations, including costs for raw materials, energy and transportation. The Company may also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of the Company’s operations on the environment. In addition, non-compliance with climate change treaties, regulations and disclosure requirements could also negatively impact the Company’s reputation and result in penalties or enforcement actions.

Furthermore, the Company is also subject to extended producer responsibility (“EPR”) regulations in jurisdictions such as California and New York. These laws impose significant obligations on producers and manufacturers involved in packaging or product distribution, including product take-back, recycling, and detailed reporting requirements. Compliance may increase operational complexity and result in higher administrative costs. For example, EPR regulations may require registration with producer responsibility organizations, payment of eco-modulated fees based on recyclability, and adherence to labeling and recordkeeping standards, with requirements varying across jurisdictions. Failure to comply with these evolving mandates may expose the Company to penalties, enforcement actions, and reputational harm.
In addition, the Company’s manufacturing facilities may become subject to further limitations on emissions due to public policy concerns regarding climate change or other environmental or health and safety concerns. Because the Company’s manufacturing processes use a significant amount of energy, especially natural gas, the imposition of greenhouse gas emissions limitations, such as a “cap-and-trade” system, could require the Company to increase its capital expenditures, use its cash to acquire emission credits or restructure its manufacturing operations.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

Failure to attain certain sustainability targets and goals could have a material adverse effect on the Company's business.

The Company has established strategies, goals and targets related to climate change and other sustainability matters. The Company’s ability to implement and achieve any such strategies, goals or targets depends on a number of factors, including, but not limited to, evolving regulatory standards, changes in carbon markets, consumer demand for low-carbon and sustainable products, technological developments, the conduct of third-party manufacturers and suppliers, climate change-related impacts, and raw material and supply chain disruptions. Actual or perceived failures or delays in implementing and achieving strategies, goals and targets related to climate change and other environmental matters could adversely affect the Company’s business, financial condition, results of operations, and prospects, and result in reputational harm and increased risk of litigation.

In addition, investor advocacy groups, certain institutional investors, investment funds, lenders, market participants, stockholders, customers, and other stakeholders have focused increasingly on sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If Mohawk’s sustainability practices do not meet investor, lender, or other industry stakeholder expectations and standards, which continue to evolve, the Company’s access to capital may be negatively impacted based on an assessment of Mohawk’s sustainability strategies and practices. These limitations, in both the debt and equity markets, may materially negatively affect the Company’s ability to manage its liquidity, refinance existing debt, grow its businesses, and implement its strategies, as well as adversely impact the Company’s business, financial condition, results of operations, and prospects.

It is possible that investor advocacy groups, certain institutional investors, investment funds, lenders, market participants, stockholders, customers, and other stakeholders may not be satisfied with Mohawk’s sustainability practices or the speed of their adoption. In addition to the costs associated with the activities discussed above, the Company could also incur additional costs and require additional resources to monitor, report, and comply with various sustainability practices. Also, the Company’s failure, or perceived failure, to meet the standards set forth in its annual impact report could negatively impact its reputation, employee retention, and the willingness of customers and suppliers to do business with the Company.

The Company is exposed to litigation, claims and other legal proceedings relating to its products, operations and compliance with various laws and regulations.

In the ordinary course of business, the Company is subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters. The Company is also subject to various claims related to its operations and its compliance with various corporate laws and regulations. Specifically, the Company is currently subject to claims related to per- and polyfluoroalkyl substances (“PFAS”), which are increasingly the focus of regulatory scrutiny and public concern. Alleged historical or current use of PFAS in the Company’s products or processes could result in lawsuits seeking damages, remediation costs, or injunctive relief. The Company is also subject to certain alleged personal injury claims related to exposure to silica dust that have been submitted against it or its subsidiaries. Such proceedings may involve substantial legal expenses, potential settlements or judgments, and reputational harm. For more information, please Note 15, Commitments and Contingencies, of the Consolidated Financial Statements.

A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on the Company’s business, if the Company is unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against the Company or settlements relating to these matters. Although the Company has product liability insurance and other types of insurance, the policies may not provide coverage for certain claims against the Company or may not be sufficient to cover all possible liabilities. Further, the Company may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against the Company, even if the claims are not successful, could adversely affect the Company’s reputation and sales of its products.

The Company may be unable to protect its intellectual property rights.

The Company relies on patent, trade secret and trademark protections in the U.S., the European Union and other jurisdictions, as well as confidentiality agreements with certain employees, to protect its intellectual property. The Company cannot assure investors that any patents owned by or issued to it will provide the Company with competitive advantages, that third parties will not challenge these patents, or that the Company’s pending patent applications will ultimately be granted.

The Company has obtained and applied for numerous U.S and foreign service marks and trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of the Company’s pending or future applications will be granted by the applicable governmental authorities. The failure to obtain trademark registrations in the U.S. and other jurisdictions could limit the Company’s ability to protect its trademarks and impede its marketing efforts in those jurisdictions.

Despite the Company’s efforts, it may be unable to prevent competitors or other third parties from using its technology without authorization, independently developing similar technology or designing around the Company’s patents. Such unauthorized use or the development of comparable technologies could diminish or eliminate the Company’s competitive advantage and result in lost sales.

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

Information Technology Risks

The Company utilizes information systems within its own infrastructure as well as those provided by third-party service providers to manage its operations. Any failure, interruption, or deficiency in these systems could materially and adversely affect the Company’s business.

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

Any event that causes interruptions to the input, retrieval and transmission of data or increase in the Company’s service time could disrupt the Company’s normal operations. Interruption, impediment or failure of the Company’s information systems has in the past caused, and in the future could cause, unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to the Company’s reputation, which could result in loss of customers, increased operating expenses and financial losses. There can be no assurance that the Company can effectively carry out its disaster recovery plan to handle the interruption or failure of its information systems, or that the Company will be able to restore its operational capacity within sufficient time to avoid material disruption to its business. In addition, there can be no assurance that the Company can effectively manage the resources necessary to sustain and protect an appropriate information system infrastructure, or effectively implement system upgrades in a timely manner.

The Company, both itself and through third-party service providers, collects and processes proprietary, personal, confidential and sensitive data, which may include information about customers, employees, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, compliance with those requirements could also result in additional costs to the Company. Any failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by government entities or others. In addition to reputational impacts, penalties could include significant legal liability.

The Company also relies on third-party service providers for a variety of information technology services, and such partnerships could be sources of operational and data security risk to the Company. Examples include, but are not limited to, the following: disruptions in communication services provided by a third-party service provider, breakdowns or failures of a third-party service provider’s information systems; security breaches or cyber-attacks on a third-party service provider; capacity constraints; regulatory restrictions, fines, orders or other regulatory action causing reputational harm; failure of a third-party service provider to provide services for any reason; or poor performance of information technology services. In addition, the misappropriation, loss or misuse of customer, consumer, employee, supplier or Company data resulting from a failure of a third-party service provider could result in significant costs, lost sales, fines, lawsuits and damage to the Company’s reputation.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company is subject to cybersecurity risks and expects to incur increasing costs in an effort to minimize those risks.

The Company, both itself and through third-party service providers, employs information systems that allow for the secure storage and transmission of customers’, consumers’, vendors’, employees’ and its own sensitive and proprietary information. These systems may be subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. Any significant compromise or breach of the Company’s information systems, whether external or internal, could result in the loss or misappropriation of sensitive data and significant costs, lost sales, fines, lawsuits and damage to the Company’s reputation. Furthermore, as cyber-attacks become more sophisticated, the Company expects to incur increasing costs to strengthen its systems from outside intrusions.

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

Furthermore, third-party service providers provide a number of key components necessary to the Company’s information systems. Any problems caused by these third-party service provider, including those resulting from cyber-attacks and security breaches, could adversely affect the Company’s information systems and its ability to conduct its business. Replacing these third-party service provider could also create significant delay and expense.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

The Company is subject to risks related to artificial intelligence (“AI”) and emerging technologies.

The rapid development of new technologies such as artificial intelligence (“AI”) continues to transform the industry and markets within which the Company operates. The Company’s ability to remain competitive depends on its capacity to adapt to rapid technological changes and successfully integrate new technologies into its operations. Such initiatives may require substantial investment, could result in operational disruptions during implementation, and may not achieve anticipated benefits. There can also be no assurance that operational transitions related to new technology will occur smoothly, and any delays or failures could impair business continuity, reduce productivity, and negatively impact financial performance. The Company cannot guarantee that it will maintain competitive strength against industry peers as technology continues to evolve.

The Company utilizes AI and machine learning technologies in various aspects of its operations, including production planning, predictive maintenance, quality control, and supply chain optimization. While these technologies offer significant benefits, they also present certain risks that could adversely affect the Company’s business. AI systems may produce inaccurate or biased outputs, fail to integrate effectively with existing processes, or experience technical malfunctions. Such issues could disrupt manufacturing operations, reduce efficiency, or lead to product quality concerns. Additionally, the Company’s reliance on AI-driven automation may increase vulnerability to cybersecurity threats, data breaches, or unauthorized access to proprietary information.

In addition, regulatory frameworks governing AI use are evolving rapidly. Future laws or regulations may impose restrictions, increase compliance costs, or limit certain applications of AI in manufacturing. Failure to comply with these requirements could result in penalties, reputational harm, or operational delays. The Company’s ability to manage these risks effectively may impair the Company’s ability to achieve anticipated benefits from AI technologies.

Any of the above could result in a material adverse effect on the Company’s business, financial condition, results of operations, and prospects.

Financial and Liquidity Risks

Adverse macroeconomic conditions could impact the Company’s access to credit and increase its borrowing costs.

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

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”) that provides for revolving credit, including limited amounts of credit in the form of letters of credit and swingline loans. The Amendment, among other things, increased the amount available under the Senior Credit Facility from $1,800 million to $1,950 million until October 18, 2024, after which the amount available under the Senior Credit Facility would decrease to $1,485 million. On August 5, 2024, the Company entered into a Lender Joinder Agreement, which increased commitments under the Senior Credit Facility by an additional $100 million until August 12, 2027, and further amended the Senior Credit Facility to permit the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $500 million. Any outstanding borrowings under the Company’s United States and European commercial paper programs also reduce availability under the Senior Credit Facility. Including commercial paper borrowings, the Company has utilized approximately $267 million under the Senior Credit Facility resulting in a total of $1,318 million available as of December 31, 2025.

If the Company’s cash flow falls short of expectations, the Company may need to refinance all or a portion of its indebtedness through a public or private debt offering or by securing a new bank facility. However, there is no assurance that such refinancing could be completed on acceptable terms, or at all. Inability to access debt markets at competitive rates or in sufficient amounts, whether due to credit rating downgrades, market volatility, market disruption, or weakness in the Company’s businesses, could adversely and materially impact the Company’s ability to finance its operations or meet existing debt obligations.

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

A significant or prolonged decrease in the Company’s market capitalization, including a decline in stock price, or a negative long-term performance outlook, has in the past resulted in and could in the future result in an impairment of its assets. An impairment occurs when the carrying value of the Company’s assets exceed their fair value. The Company tests the goodwill and intangible assets on its balance sheet for impairment on an annual basis, and also when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Determining fair value requires substantial judgment and is subject to inherent uncertainties, estimates, and assumptions. Indicators for potential impairment include declines in market conditions, weaker-than-expected financial performance trends for the Company’s reporting units, declines in projected revenue, sustained decreases in stock price, or increases in the market-based weighted average cost of capital (“WACC”), among other factors. The indicators could signal that the carrying value of the Company’s goodwill or indefinite-lived intangible assets may not be recoverable.

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

The framework includes an income inclusion rule (“IIR”) and an undertaxed payments rule (“UTPR”) that work together to ensure a minimum level of tax in each jurisdiction in which a MNE operates. Further, countries can enact their own qualified domestic minimum top up tax (“QDMTT”) in order to limit the application of an IIR or UTPR to their domestic income. IIRs and QDMTTs were effective for the Company beginning in 2024 in some, but not all, of the jurisdictions in which the Company operates. The UTPR became effective for the Company beginning in 2025, which could subject the Company’s worldwide profits to a minimum level of tax regardless of whether the country in which the Company earned the income has adopted the GLOBE rules. The Company expects to be able to satisfy the requirements of certain CBCR Safe Harbor rules in many jurisdictions from 2024-2026, limiting the impact of the GLOBE rules in the qualifying jurisdictions, and as such, the Company does not anticipate a material impact to its provision for income taxes in the near term. The Company continues to monitor the OECD’s guidance related to the GLOBE rules and related legislation in the countries in which the Company operates to assess their potential impact to the Company’s income tax position.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

The Company maintains robust and comprehensive policies, processes, procedures and controls to protect and secure its information systems and data infrastructure from cybersecurity threats. The Company’s cybersecurity program is led by its Chief Information Security Officer (“CISO”). The Company’s cybersecurity program interfaces with other functional areas within the Company, including but not limited to the Company’s business segments and information technology (“IT”), legal, risk management, human resources and internal audit departments, as well as external third-party service providers, to identify and understand potential cybersecurity threats. The Company regularly assesses and updates its policies, processes, procedures and controls in light of ongoing cybersecurity developments.

Internally, the CISO coordinates oversight of reviewing security alerts, identifying and monitoring ongoing and potential cybersecurity threats, evaluating strategic business impacts of cybersecurity threats and developing programs and initiatives to educate the Company’s employees regarding cybersecurity. The CISO also manages the Company’s Computer Security Incident Response Plan (the “Incident Response Plan”), which outlines action steps for the preparation, identification, triage, analysis, containment, eradication, recovery and reflection stages of a cybersecurity incident. The Incident Response Plan serves as the charter for the Company’s Computer Security Incident Response Team (the “Incident Response Team”), which includes a strategic team comprising executives from various cross-functional management teams, as well as a tactical team comprising internal technical support roles and external third-party service providers. The Incident Response Plan provides how the Incident Response Team will analyze and, as necessary, escalate cybersecurity incidents both internally and with third-party service providers based on type and severity of the specific incident.

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

The Company does not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected the Company. However, the sophistication of cyber threats continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Risk Factors in Part I, Item 1A of this Form 10-K.

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

The Company’s acting CISO reports directly to the CIO, who in turn reports to the Chief Executive Officer. The CISO maintains the certified information systems security professional certification and has more than 24 years of experience in cybersecurity. Under the direction of the CISO, the Company’s information technology department continuously analyzes cybersecurity risks to its business, considers industry trends and implements controls, as appropriate, to mitigate these risks. This analysis drives the Company’s long- and short-term cybersecurity strategies, which are executed through a collaborative effort within the IT department and are communicated to the Board of Directors regularly.

Item 2.Properties

The Company owns and leases manufacturing and distribution facilities worldwide. The table below lists the primary owned and leased facilities as of December 31, 2025. The Company owns its corporate headquarters in Calhoun, Georgia. The Company also owns and operates service centers and stores in Canada, the U.S. and Russia, none of which are individually material. The Company believes its existing facilities are suitable for its present needs.

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
As of February 19, 2026, there were 196 holders of record of Common Stock. The Company has not paid or declared any cash dividends on shares of its Common Stock since completing its initial public offering. The payment of future cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). For the three months ended December 31, 2025, the Company purchased $40.7 million of its common stock under the 2025 Share Repurchase Program. As of December 31, 2025, there remained $419.3 million authorized under the 2025 Share Repurchase Program.

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

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions
September 28 through November 1, 2025	—	$—	—	$459.9
November 2 through November 29, 2025	0.4	$107.20	0.4	$419.3
November 30 through December 31, 2025	—	$—	—	$419.3
Total	0.4	$107.20	0.4

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations from management's perspective should be read in conjunction with the Consolidated Financial Statements and related Notes included in this report. The discussion in this Form 10-K includes a comparison of fiscal 2025 to fiscal 2024. This section also discusses fiscal 2024 and fiscal 2023 results, as the Company revised certain fiscal 2024 and fiscal 2023 items to correct for a misstatement in its financial statements discovered during the fourth quarter of fiscal 2025. The revisions ensure comparability across all periods reflected herein. In the aggregate, the correction of these errors impacted the 2023 and 2024 statement of operations by $9.5 million ($4.1 million was recorded to cost of sales and $5.4 million to other (income) and expense, net) and $3.0 million ($1.2 million was recorded to cost of sales and $1.8 million to other (income) and expense, net), respectively, and adjusted the retained earnings balance for the year ended December 31, 2022, by $29.6 million. For additional information, see Note 18, Immaterial Correction of Prior Period Financial Statements of the Notes to the Consolidated Financial Statements included in this report.
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

Macroeconomic Conditions

While commercial demand remained stable through 2025, continued softness in U.S. housing turnover and sluggish new home construction negatively affected the Company's volumes. Weak consumer confidence also contributed to deferred spending on major discretionary projects, including home renovation activities. Housing turnover in the Company's major regions remained near historically low levels, driven by affordability challenges and broader economic uncertainty. In the U.S., existing home sales for 2025 were flat compared to the prior year, although December sales improved year‑over‑year. U.S. mortgage rates have recently declined to their lowest levels since autumn 2022; likewise, interest rates in Europe have declined to their lowest levels since autumn 2022. The Company believes these conditions, along with elevated consumer savings, lower inflation and stable employment, may support greater participation in the housing market as consumer confidence improves. However, the ongoing impact of soft demand, inflationary pressures and elevated interest rates to the Company’s business, financial condition, results of operations, and prospects cannot be determined at this time.

In response to the challenging market conditions described above, the Company undertook a series of actions throughout 2025 designed to support sales performance and improve product mix in softer demand environments. These actions included the introduction of innovative products, targeted marketing initiatives, and promotional programs intended to stimulate activity in both residential and commercial channels. The Company's premium product launches provided differentiated design and performance attributes aimed at encouraging remodeling activity. In addition, the introduction of new commercial collections contributed to increased traction in new construction and commercial remodeling projects. The Company also implemented a number of restructuring actions and operational improvements intended to reduce its cost structure and enhance long‑term competitiveness. Recent initiatives to streamline overhead and exit higher‑cost assets are expected to generate approximately $30 million in annual savings upon completion. Cumulatively, restructuring actions initiated since 2022 are expected to deliver annualized benefits of approximately $365 million. Given the lack of improvement in the Company's end markets during 2025, the Company reduced capital expenditures to $440 million, representing a decline of approximately 30% compared with its depreciation levels. The Company believes these actions reflect its disciplined approach to capital allocation in the current environment. The Company remains focused on effectively managing near‑term market conditions, pursuing profitable growth opportunities, and positioning the Company to benefit when housing activity recovers.

Tariffs Update

The Company continues to actively monitor trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. The Company has taken steps to mitigate the implemented tariffs through managing inventory of sourced products, adjusting prices as the tariff trade policy evolves and optimizing its supply chain. The Company continues to monitor changing tariff levels and adjust its strategies to mitigate their impact as trade policy evolves. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely impact the Company’s business, financial condition, results of operations, and prospects. For more information, please refer to Risk Factors, “Increased tariffs may increase the Company’s costs of goods sold and/or decrease consumer discretionary spending” in Part I, Item 1A of this Form 10-K.

Geopolitical Conflict

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflict. The Company maintains operations in Russia through its Global Ceramic and Flooring ROW reporting segments. The Company continues to face legal, regulatory, financial, operational and reputational risks due to its Russian operations. For more information, please refer to Risk Factors, "The Company faces risks and uncertainties related to its operations in Russia" in Part I, Item 1A of this Form 10-K. In addition, escalation of conflict in the Middle East region and elsewhere could result in supply chain disruptions, higher energy and raw material prices, decreased consumer demand for the Company’s products and increased transportation barriers, though the extent of the impact on the Company’s business, financial condition, results of operations, and prospects cannot be predicted. The broader consequences of current ongoing military conflicts, which may include further economic sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory actions, including nationalization of foreign-owned businesses; increased tensions between the United States and countries in which the Company operates; and the extent of the conflict’s effect on the Company’s business and results of operations, as well as the global economy, cannot be predicted.

Liquidity and Capital Expenditures Overview

The Company believes it is well positioned with a strong balance sheet. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases and pay current debt as it becomes due. For information on risk that could impact the Company’s results, please refer to Risk Factors-Financial and Liquidity Risks in Part I, Item 1A of this Form 10-K.

In 2025, the Company invested approximately $440 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance. In 2026, the Company plans to invest approximately $480 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

Net earnings attributable to the Company were $369.9 million for 2025 compared to net earnings of $514.7 million for 2024. The change was primarily attributable to higher input costs; higher restructuring, acquisition and integration-related, and other costs; lower sales volume; the unfavorable impact of temporary plant shutdowns and the impact of the Flooring North America order management system conversion, partially offset by productivity gains.

For the year ended December 31, 2025, the Company generated $1,056.2 million of cash from operating activities. As of December 31, 2025, the Company had cash and cash equivalents of $856.1 million, of which $485.3 million was in the U.S. and $370.8 million was in other countries.

Results of Operations

	For the Years Ended December 31,
(In millions)	2025		2024		2023
Statement of operations data:
Net sales	$10,785.4	100.0%	10,836.9	100.0%	11,135.1	100.0%
Cost of sales (1)	8,210.7	76.1%	8,150.4	75.2%	8,429.6	75.7%
Gross profit	2,574.7	23.9%	2,686.5	24.8%	2,705.5	24.3%
Selling, general and administrative expenses (2)	2,065.0	19.1%	1,984.8	18.3%	2,119.7	19.0%
Impairment of goodwill and indefinite-lived intangibles	19.9	0.2%	8.2	0.1%	877.7	7.9%
Operating income (loss)	489.8	4.5%	693.5	6.4%	(291.9)	(2.6)%
Interest expense	17.8	0.2%	48.5	0.4%	77.5	0.7%
Other (income) expense, net (3)	3.3	0.0%	2.0	0.0%	(5.4)	0.0%
Earnings (loss) before income taxes	468.7	4.3%	643.0	5.9%	(364.0)	(3.3)%
Income tax expense (4)	98.8	0.9%	128.2	1.2%	84.9	0.8%
Net earnings (loss) including noncontrolling interests	369.9	3.4%	514.8	4.8%	(448.9)	(4.0)%
Less: Net earnings attributable to noncontrolling interests	—	0.0%	0.1	0.0%	0.1	0.0%
Net earnings (loss) attributable to Mohawk Industries, Inc.	$369.9	3.4%	514.7	4.7%	(449.0)	(4.0)%

(1) Cost of sales includes:
Restructuring, acquisition and integration-related charges and other costs	$141.7	1.3%	79.7	0.7%	105.0	0.9%
Step up of acquisition inventory	—	0.0%	—	0.0%	4.5	—%
Other charges	(11.3)	(0.1)%	3.5	0.0%	4.1	—%
(2) Selling, general and administrative expenses include:
Restructuring, acquisition and integration-related charges	11.6	0.1%	14.4	0.1%	27.2	0.2%
Reserves and fees for Legal settlements,	50.9	0.5%	9.9	0.1%	87.8	0.8%
Other charges	0.5	0.0%	10.7	0.1%	—	—%
(3) Other (income) expense includes:
Release of indemnification asset	(0.7)	0.0%	1.8	0.0%	(3.0)	—%
Other charges	—	0.0%	1.8	0.0%	2.5	—%
(4) Income tax expense includes:
Foreign tax regulation change	—	0.0%	2.9	0.0%	(10.0)	(0.1)%
Reversal of uncertain position - Income taxes	0.7	0.0%	(1.8)	0.0%	3.0	0.0%

Year Ended December 31, 2025, as Compared with Year Ended December 31, 2024

Net sales

Net sales for 2025 were $10,785.4 million compared to net sales of $10,836.9 million for 2024. The change was primarily attributable to lower sales volume of approximately $184 million; fewer shipping days for the twelve months ended December 31, 2025, of approximately $53 million and the impact of the order management system conversion of approximately $50 million, partially offset by the favorable net impact of foreign exchange rates of approximately $141 million and the favorable net impact of price and product mix of approximately $100 million.

Global Ceramic—Net sales for 2025 were $4,289.4 million compared to net sales of $4,226.6 million for 2024. The change was primarily attributable to the favorable net impact of price and product mix of approximately $125 million and the favorable net impact of foreign exchange rates of approximately $50 million, partially offset by lower sales volume of approximately $83 million and fewer shipping days for the twelve months ended December 31, 2025, of approximately $27 million.

Flooring NA—Net sales for 2025 were $3,638.5 million compared to net sales of $3,769.9 million for 2024. The change was primarily attributable to lower sales volume of approximately $109 million and the impact of the order management system conversion of approximately $50 million, partially offset by the favorable net impact of price and product mix of approximately $43 million.

Flooring ROW—Net sales for 2025 were $2,857.5 million compared to net sales of $2,840.4 million for 2024. The change was primarily attributable to the favorable net impact of foreign exchange rates of approximately $90 million, partially offset by the unfavorable net impact of price and product mix of approximately $68 million.

Quarterly net sales and the percentage changes in net sales by quarter for 2025 versus 2024 were as follows (dollars in millions):

	2025	2024	Change
First quarter	$2,525.8	2,679.4	(5.7)%
Second quarter	2,802.1	2,801.3	—%
Third quarter	2,757.9	2,719.0	1.4%
Fourth quarter	2,699.6	2,637.2	2.4%
Full year	$10,785.4	10,836.9	(0.5)%

Gross profit

Gross profit for 2025 was $2,574.7 million compared to gross profit of $2,686.5 million for 2024. The change was primarily attributable to higher input costs of approximately $135 million; lower sales volume of approximately $72 million; the unfavorable impact of temporary plant shutdowns of approximately $52 million; higher restructuring, acquisition and integration-related, and other costs of approximately $47 million and the impact of the order management system conversion of approximately $26 million, partially offset by productivity gains of approximately $188 million and the favorable net impact of foreign exchange rates of approximately $48 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2025 were $2,065.0 million compared to $1,984.8 million for 2024. The change was primarily attributable to higher input costs of approximately $53 million; higher restructuring, acquisition and integration-related, and other costs of approximately $40 million and the unfavorable net impact of foreign exchange rates of approximately $26 million, partially offset by productivity gains of approximately $32 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for 2025 was $19.9 million compared to $8.2 million for 2024. During the fourth quarter of 2024 and 2025, the Company compared the estimated fair values of its indefinite-lived intangible to their carrying values and determined that there was an impairment charge in Global Ceramic in 2024 and Flooring Rest of the

World in 2025. See Note 7, Goodwill and Other Intangible Assets, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Company’s impairment charges.

Operating income (loss)

Operating income for 2025 was $489.8 million compared to operating income of $693.5 million for 2024. The change was primarily attributable to higher input costs of approximately $188 million; higher restructuring, acquisition and integration-related, and other costs of approximately $87 million; lower sales volume of approximately $69 million; the unfavorable impact of temporary plant shutdowns of approximately $52 million and the impact of the order management system conversion of approximately $30 million, partially offset by productivity gains of approximately $220 million.

Global Ceramic—Operating income was $266.7 million for 2025 compared to operating income of $249.5 million for 2024. The change was primarily attributable to productivity gains of approximately $84 million; the favorable net impact of price and product mix of approximately $56 million; the favorable net impact of foreign exchange rates of approximately $27 million and lower restructuring, acquisition and integration-related, and other costs of approximately $18 million, partially offset by higher input costs of approximately $107 million; lower sales volume of approximately $41 million.

Flooring NA—Operating income was $113.6 million for 2025 compared to operating income of $237.3 million for 2024. The change was primarily attributable to higher input costs of approximately $81 million; higher restructuring, acquisition and integration-related, and other costs of approximately $53 million; the unfavorable impact of temporary plant shutdowns of approximately $42 million and the impact of the order management system conversion of approximately $30 million, partially offset by productivity gains of approximately $112 million.

Flooring ROW—Operating income was $212.9 million for 2025 compared to operating income of $265.2 million for 2024. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $60 million.

Interest expense

Interest expense was $17.8 million for 2025 compared to interest expense of $48.5 million for 2024. The change was primarily attributable to strong cash flow and prepayments of the U.S. and European portions of the Term Loan Facility during the twelve months ended December 31, 2024, resulting in lower debt.

Other income and expense, net

Other expense was $3.3 million for 2025 compared to other expense of $2.0 million for 2024. Other income and expense, net did not significantly change for the twelve months ended December 31, 2025, from twelve months ended December 31, 2024.

Income tax expense

For 2025, the Company recorded income tax expense of $98.8 million on income before income taxes of $468.7 million for an effective tax rate of 21.1%, as compared to an income tax expense of $128.2 million on income before income taxes of $643.0 million, resulting in an effective tax rate of 19.9% for 2024. The increase in the effective tax rate was primarily driven by a larger increase in unrecognized tax benefits and amended returns during 2025, partially offset by a tax benefit related to a prior period adjustment to deferred taxes during 2025 and the Company’s geographic dispersion of profits and losses for the respective periods.

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

Global Ceramic—Net sales for 2024 were $4,226.6 million compared to net sales of $4,300.1 million for 2023. The change was primarily attributable to the unfavorable net impact of price and product mix of approximately $64 million; the unfavorable net impact of foreign exchange rates of approximately $64 million and lower sales volume of approximately $35 million, partially offset by higher sales volume attributable to acquisitions of approximately $48 million and more shipping days for the year ended December 31, 2024, of approximately $42 million.

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

Gross profit

Gross profit for 2024 was $2,686.5 million compared to gross profit of $2,705.5 million for 2023. The change was primarily attributable to lower input costs of approximately $260 million; productivity gains of approximately $151 million, partially offset by the unfavorable net impact of price and product mix of approximately $382 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2024 were $1,984.8 million compared to $2,119.7 million for 2023. The change was primarily attributable to lower legal settlements, reserves and fees of approximately $78 million.

Impairment of goodwill and indefinite-lived intangibles

Impairment of goodwill and indefinite-lived intangibles for 2024 was $8.2 million compared to $877.7 million for 2023. During the fourth quarter of 2024, the Company compared the estimated fair values of its indefinite-lived intangible to their carrying values and determined that there was an impairment charge in Global Ceramic. In 2023, the Company recorded impairment charges as a result of a decrease in the Company’s market capitalization,a higher WACC and macroeconomic conditions. See Note 7, Goodwill and Other Intangible Assets, of the notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the fiscal year ended December 31, 2024, for further discussion of the Company’s impairment charges.

Operating income (loss)

Operating income for 2024 was $693.5 million compared to operating loss of $291.9 million for 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $870 million; lower input costs of approximately $214 million; productivity gains of approximately $176 million; lower legal settlements, reserves and fees of approximately $78 million, partially offset by the unfavorable net impact of price and product mix of approximately $385 million.

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

Flooring NA—Operating income was $237.3 million for 2024 compared to operating loss of $61.3 million for 2023. The change was primarily attributable to lower impairment charges to reduce the carrying amount of goodwill and indefinite-lived intangibles of approximately $216 million; lower input costs of approximately $93 million; productivity gains of approximately $67 million, partially offset by the unfavorable net impact of price and product mix of approximately $109 million.

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

Other income and expense, net

Other expense was $2.0 million for 2024 compared to other income of $5.4 million for 2023. Other income and expense, net did not significantly change for the twelve months ended December 31, 2024, from twelve months ended December 31, 2023.

Income tax expense

For 2024, the Company recorded income tax expense of $128.2 million on income before income taxes of $643.0 million for an effective tax rate of 19.9%, as compared to an income tax expense of $84.9 million on loss before income taxes of $364.0 million, resulting in an effective tax rate of (23.3)% for 2023. The change in the effective tax rate was primarily driven by a shift from a loss before income taxes to earnings before income taxes and a decrease in the impairment of non-deductible goodwill.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers. As of December 31, 2025, the Company had a total of $1,317.5 million available under its Senior Credit Facility. The Company also maintains local currency revolving lines of credit and other credit facilities to provide liquidity to its businesses around the world.  None of such local facilities are material in amount.

Net cash provided by operating activities for the year ended December 31, 2025 was $1,056.2 million, compared to net cash provided by operating activities of $1,133.9 million for the year ended December 31, 2024. The change was primarily attributable to lower net earnings; the change in deferred income taxes, partially offset by the change in inventory; higher restructuring, and the change in accounts receivable.

Net cash used in investing activities for the year ended December 31, 2025 was $441.9 million compared to net cash used in investing activities of $454.4 million for the year ended December 31, 2024. The net cash used in investing activities for the year ended December 31, 2025 did not significantly change from the net cash used in investing activities for the year ended December 31, 2024.

Net cash used in financing activities for the year ended December 31, 2025 was $470.0 million compared to net cash used in financing activities of $629.5 million for the year ended December 31, 2024. The change was primarily attributable to prior year payments of term loan facility of $912.3 million; higher net proceeds from the Senior Credit Facility of $65.4 million, partially offset by the lower net proceeds from commercial paper of $821.1 million (year to date net repayment of $283.7 million in 2025 as compared to net proceeds of $537.3 million in 2024) and higher share repurchase of $13.0 million.

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). On February 10, 2022, the Company’s Board of Directors approved a share repurchases authorization in the amount of $500 million (the “2022 Share Repurchase Program,” and together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”). For the three months ended December 31, 2025, the Company purchased $40.7 million of its common stock under the Share Repurchase Programs. As of December 31, 2025, there remained $419.3 million authorized under the 2025 Share Repurchase Program. The 2022 Share Repurchase Program was completed in the quarter ended September 27, 2025.

As of December 31, 2025, the Company had cash of $856.1 million, of which $370.8 million was held outside the U.S. The Company plans to permanently reinvest the cash held outside the U.S. The Company believes that its cash and cash equivalents, cash generated from operations, and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, working capital investments and debt servicing requirements over the next twelve months.

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

Contractual Obligations and Commitments
The following is a summary of the Company’s future minimum payments under contractual obligations and commitments as of December 31, 2025 (in millions):

Contractual Obligations and Commitments:	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt, including current maturities (1)	$2,036.8	289.3	607.3	615.8	10.3	505.5	8.6
Interest payments on long-term debt and finance leases (2)	223.3	74.8	65.4	54.5	18.8	9.4	0.4
Operating leases	485.8	151.7	117.9	85.1	49.3	32.8	48.9
Purchase commitments (3)	247.8	172.3	35.5	19.8	6.8	6.7	6.7
Expected pension contributions (4)	4.3	4.3	—	—	—	—	—
Uncertain tax positions (5)	20.6	20.6	—	—	—	—	—
Guarantees (6)	92.3	92.3	—	—	—	—	—
Total	$3,110.9	805.3	826.1	775.2	85.2	554.4	64.6
(1) Debt maturity table excludes deferred loan costs.
(2) For fixed-rate debt, the Company calculated interest based on the applicable rates and payment dates. For variable-rate debt, the Company estimated average outstanding balances for the respective periods and applied interest rates in effect as of December 31, 2025 to these balances.
(3) Includes volume commitments, primarily for raw material purchases.
(4) Includes the estimated pension contributions for 2026 only, as the Company is unable to estimate the pension contributions beyond 2026. The Company’s projected benefit obligation and plan assets as of December 31, 2025, were $93.3 and $88.0, respectively. The projected benefit obligation liability has not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
(5) Excludes $105.8 of non-current accrued income tax liabilities and related interest and penalties for uncertain tax positions. These liabilities have not been presented in the table above due to uncertainty as to amounts and timing regarding future payments.
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

•Goodwill and other intangibles. In accordance with the provisions of the FASB ASC Topic 350, Intangibles-Goodwill and Other, the Company tests goodwill and other intangible assets with indefinite lives, which for the Company are tradenames, for impairment on an annual basis on the first day of the fourth quarter (or on an interim basis if a triggering event occurs that might reduce the fair value of the reporting unit below its carrying value). Such triggering events or circumstances could include a significant change in the business climate, legal factors, operating performance or trends, competition, or sale or disposition of a significant portion of a reporting unit.

In 2025, the Company did not perform impairment tests at an interim date as no triggering events or circumstances were identified that might reduce the fair value of the reporting unit below its carrying value.

The goodwill impairment tests are based on determining the fair value of the specified reporting units relying on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy. Indefinite-lived intangibles are recorded and tested for impairment at the asset level. The valuation approaches are subject to key judgments and assumptions that are sensitive to change, such as judgments and assumptions about appropriate sales growth rates, operating margins, Weighted Average Cost of Capital (“WACC”), capital expenditures and comparable company market multiples.

The Company has identified Global Ceramic, Flooring NA and Flooring ROW as its reporting units for the purposes of allocating and testing for impairment. The Company completed quantitative goodwill impairment tests for the Flooring NA and Flooring ROW reporting units in 2025. In determining the fair value of the reporting units, the Company used both an income approach and market approach to estimate the fair value of the reporting units, and with both approaches weighted equally when determining the estimated fair value. The Company engaged a third-party valuation specialist to assist in developing these estimated and valuation approaches.

•Under the income approach, estimated future discounted cash flows were used to estimate the fair value of the reporting unit. The income approach required the Company’s management to make certain market participant key assumptions such as growth rates, operating margins, and WACC and capital expenditures.

•Under the market approach, the Company estimated the fair value of a reporting unit based on market multiples of earnings for benchmark companies that have similar risks, participate in similar markets and compete with the Company directly.

•Valuation multiples were selected based on a financial benchmarking analysis that compared each reporting unit’s operating results with the comparable companies’ information. In addition to these financial considerations, qualitative factors such as variations in growth opportunities and overall risk among the benchmark companies were considered in the ultimate selection of the multiple.

In order to corroborate the estimated fair value conclusions of the Company’s reporting units, the Company combined the estimated fair values for all reporting units and performed a market capitalization reconciliation to assess the reasonableness of the implied control premium. The Company also compared its market capitalization to net book value of equity to assess the implied control premium for reasonableness. The Company also applied sensitivities to assumptions and inputs used in measuring the reporting unit’s fair value to address estimation uncertainty.

The Company has not made any material changes to the valuation methodology utilized to assess goodwill impairment since the date of its last annual impairment test, which is the first day of the fourth quarter of 2025.

The Company determined the fair value of each of its reporting units exceeded their respective carrying values as of the date of its last annual impairment test.

As of October 28, 2025, the fair value of the FNA reporting unit exceeded its carrying value by more than 15%, and the fair value of the Flooring ROW reporting unit exceeded its carrying value by less than 15%.

A 50 basis point increase to the discount rate used in the income approach valuation, assuming no changes to the market approach or other factors used in the impairment test, would reduce the estimated fair value of the Flooring ROW reporting unit by approximately $92 million, and the reporting unit's fair value would continue to exceed its carrying value by more than 8%.

The Company will continue to monitor the performance of the reporting units to ensure no interim indications of possible impairment have occurred before the next annual goodwill impairment assessment at the beginning of the fourth quarter of 2026.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk is impacted by changes in foreign currency exchange rates, interest rates and certain commodity prices. Financial exposures to these risks are monitored as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effect that the volatility of these markets may have on its operating results. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company did not have any derivative contracts outstanding as of December 31, 2025, and 2024.
Interest Rate Risk
As of December 31, 2025, approximately 87% of the Company’s debt portfolio was comprised of fixed-rate debt and 13% was variable-rate debt. The Company believes that probable near-term changes in interest rates would not materially affect its financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of the Company’s variable-rate debt as of December 31, 2025, would be approximately $3 million.

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

Based on financial results for the year ended December 31, 2025, a hypothetical overall 10 % change in the U.S. dollar against all foreign currencies would have resulted in a translational adjustment of approximately $38 million. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Item 8.Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mohawk Industries, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of goodwill for impairment

As discussed in Note 7 to the consolidated financial statements, the goodwill balance as of December 31, 2025 was $1,210.3 million, of which $830.4 million and $379.9 million related to the Flooring Rest of the World and Flooring North America reporting units, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the reasonableness of the assumptions listed above. We evaluated the Company’s forecasted sales growth rates, forecasted margins, and capital expenditures and compared the assumptions to the Company’s historical performance and to relevant market data. We also performed sensitivity analyses over certain assumptions listed above to assess their impact on the Company’s determination of the fair value of the reporting units. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reporting units’ discount rates and selection of comparable company market multiples by comparing them to a range of discount rates and market multiples for comparable companies that were independently developed using publicly available data.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Atlanta, Georgia
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Mohawk Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Mohawk Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Atlanta, Georgia
February 23, 2026

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2025, 2024 and 2023

(In millions, except per share data)	2025	2024	2023
Net sales	$10,785.4	10,836.9	11,135.1
Cost of sales	8,210.7	8,150.4	8,429.6
Gross profit	2,574.7	2,686.5	2,705.5
Selling, general and administrative expenses	2,065.0	1,984.8	2,119.7
Impairment of goodwill and indefinite-lived intangibles	19.9	8.2	877.7
Operating income	489.8	693.5	(291.9)
Interest expense	17.8	48.5	77.5
Other (income) and expense, net	3.3	2.0	(5.4)
Earnings before income taxes	468.7	643.0	(364.0)
Income tax expense	98.8	128.2	84.9
Net earnings including noncontrolling interests	369.9	514.8	(448.9)
Less: net earnings attributable to noncontrolling interests	—	0.1	0.1
Net earnings attributable to Mohawk Industries, Inc.	$369.9	514.7	(449.0)

Basic earnings per share attributable to Mohawk Industries, Inc.
Basic earnings per share attributable to Mohawk Industries, Inc.	$5.96	8.13	(7.05)
Weighted-average common shares outstanding—basic	62.1	63.3	63.7

Diluted earnings per share attributable to Mohawk Industries, Inc.
Diluted earnings per share attributable to Mohawk Industries, Inc.	$5.93	8.09	(7.05)
Weighted-average common shares outstanding—diluted	62.4	63.6	63.7

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

(In millions)	2025	2024	2023
Net earnings including noncontrolling interests	$369.9	514.8	(448.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	619.3	(448.5)	35.0
Prior pension and post-retirement benefit service cost and actuarial loss, net of tax	1.4	—	(1.0)
Other comprehensive income (loss)	620.7	(448.5)	34.0
Comprehensive income (loss)	990.6	66.3	(414.9)
Less: comprehensive income attributable to noncontrolling interests (loss)	0.5	(0.5)	(0.2)
Comprehensive income (loss) attributable to Mohawk Industries, Inc.	$990.1	66.8	(414.7)

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024

(In millions, except per value and preferred stock shares)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$856.1	666.6
Receivables, net	1,924.1	1,762.1
Inventories	2,661.7	2,513.6
Prepaid expenses	512.2	490.2
Other current assets	13.0	22.3
Total current assets	5,967.1	5,454.8
Property, plant and equipment, net	4,772.0	4,579.9
Right of use operating lease assets	408.7	374.0
Goodwill	1,210.3	1,112.1
Tradenames	695.8	657.8
Other intangible assets subject to amortization, net	117.4	134.1
Deferred income taxes and other non-current assets	516.0	423.8
Total assets	$13,687.3	12,736.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$289.3	559.4
Accounts payable and accrued expenses	2,310.4	2,004.4
Current operating lease liabilities	122.4	108.5
Total current liabilities	2,722.1	2,672.3
Deferred income taxes	185.4	255.2
Long-term debt, less current portion	1,741.2	1,677.4
Non-current operating lease liabilities	304.4	283.0
Other long-term liabilities	355.5	333.8
Total liabilities	5,308.6	5,221.7
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 150.0 shares authorized; 68.8 and 69.9 shares issued in 2025 and 2024, respectively	0.7	0.7
Additional paid-in capital	1,992.6	1,968.8
Retained earnings	7,503.1	7,283.0
Accumulated other comprehensive income (loss)	(907.9)	(1,527.9)
	8,588.5	7,724.6
Less: treasury stock at cost; 7.3 and 7.3 shares in 2025 and 2024, respectively	215.2	215.3
Total Mohawk Industries, Inc. stockholders’ equity	8,373.3	7,509.3
Noncontrolling interests	5.4	5.5
Total stockholders’ equity	8,378.7	7,514.8
Total liabilities and stockholders' equity	$13,687.3	12,736.5
See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount
Balances at December 31, 2022*	70.9	$0.7	$1,930.8	$7,380.1	$(1,114.3)	(7.3)	$(215.4)	$6.4	$7,988.3
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(4.3)	—	—	—	0.1	—	(4.2)
Stock-based compensation expense	—	—	20.9	—	—	—	—	—	20.9
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Purchase of redeemable noncontrolling interest and noncontrolling interest, net of taxes	—	—	0.1	—	—	—	—	(0.2)	(0.1)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Currency translation adjustment	—	—	—	—	35.3	—	—	—	35.3
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	(1.0)	—	—	—	(1.0)
Net earnings (loss)	—	—	—	(449.0)	—	—	—	—	(449.0)
Balances at December 31, 2023	71.0	0.7	1,947.5	6,931.1	(1,080.0)	(7.3)	(215.3)	6.0	7,590.0
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.2)	—	—	—	—	—	(6.2)
Stock-based compensation expense	—	—	27.5	—	—	—	—	—	27.5
Repurchases of common stock	(1.3)	—	—	(162.8)	—	—	—	—	(162.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(0.6)	(0.6)
Purchase of nonredeemable noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(447.9)	—	—	—	(447.9)
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	514.7	—	—	—	—	514.7
Balances at December 31, 2024	69.9	0.7	1,968.8	7,283.0	(1,527.9)	(7.3)	(215.3)	5.5	7,514.8
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.2)	—	—	—	0.1	—	(6.1)
Stock-based compensation expense	—	—	30.0	—	—	—	—	—	30.0
Tax benefit from stock-based compensation	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(1.3)	—	—	(149.8)	—	—	—	—	(149.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
De-consolidation of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Purchase of nonredeemable noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	618.6	—	—	—	618.6
Prior pension and post-retirement benefit service cost and actuarial gain (loss), net of tax	—	—	—	—	1.4	—	—	—	1.4
Net earnings (loss)	—	—	—	369.9	—	—	—	—	369.9
Balances at December 31, 2025	68.8	$0.7	$1,992.6	$7,503.1	$(907.9)	(7.3)	$(215.2)	$5.4	$8,378.7

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023

(In millions)	2025	2024	2023
Cash flows from operating activities:
Net earnings including noncontrolling interests	$369.9	514.8	(448.9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	100.8	60.0	82.7
Impairment of goodwill and indefinite-lived intangibles	19.9	8.2	877.7
Depreciation and amortization	652.6	638.3	630.3
Deferred income taxes	(131.8)	(58.2)	(109.9)
(Gain) and loss on disposal of property, plant and equipment	(14.2)	13.8	(0.1)
Stock-based compensation expense	30.0	27.5	20.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(16.6)	(46.2)	160.1
Inventories	(28.3)	(79.1)	281.3
Accounts payable and accrued expenses	71.5	43.8	(194.0)
Other assets and prepaid expenses	(22.1)	56.8	(14.4)
Other liabilities	24.5	(45.8)	43.5
Net cash provided by operating activities	1,056.2	1,133.9	1,329.2
Cash flows from investing activities:
Additions to property, plant and equipment	(440.0)	(454.4)	(612.9)
Divestitures	5.0	—	—
Acquisitions, net of cash acquired	(6.9)	—	(515.4)
Purchases of short-term investments	—	—	(775.0)
Redemption of short-term investments	—	—	933.0
Net cash used in investing activities	(441.9)	(454.4)	(970.3)
Cash flows from financing activities:
Payments on Senior Credit Facility	(526.8)	(353.4)	(1,015.2)
Proceeds from Senior Credit Facility	526.3	287.5	1,073.4
Payments on commercial paper	(8,009.8)	(10,156.1)	(16,402.4)
Proceeds from commercial paper	7,726.1	10,693.4	15,578.8
Proceeds from Senior Notes issuance	—	—	600.0
Payments on Term Loan Facility	—	(912.3)	—
Net payments of other financing activities	(39.1)	(24.2)	(39.0)
Debt issuance costs	—	—	(5.6)
Purchase of Mohawk common stock	(149.8)	(162.8)	—
Change in outstanding checks in excess of cash	3.1	(1.6)	(0.6)
Net cash used in financing activities	(470.0)	(629.5)	(210.6)
Effect of exchange rate changes on cash and cash equivalents	45.2	(26.0)	(15.3)
Net change in cash and cash equivalents	189.5	24.0	133.0
Cash and cash equivalents, beginning of year	666.6	642.6	509.6
Cash and cash equivalents, end of year	$856.1	666.6	642.6

See accompanying notes to the Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2025, 2024 and 2023
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

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, the Company had cash and cash equivalents of $856.1 million, of which $370.8 million was held outside the United States. As of December 31, 2024, the Company had cash and cash equivalents of $666.6 million, of which $181.6 million was held outside the United States.

Short-term Investments

The Company had no short-term investment balances as of December 31, 2025, and December 31, 2024. When the Company has short-term investment balances, it invests in high-quality credit instruments.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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
Advertising Costs and Vendor Consideration

Advertising and promotion expenses are charged to earnings during the period in which they are incurred. Advertising and promotion expenses included in selling, general, and administrative expenses were $163.6 million in 2025, $143.7 million in 2024 and $135.2 million in 2023.

Vendor consideration, generally cash, is classified as a reduction of net sales, unless specific criteria are met regarding goods or services that the Company may receive in return for this consideration. The Company makes various payments to customers, including rebates, slotting fees, advertising allowances, buy-downs and co-op advertising. All of these payments reduce gross sales with the exception of co-op advertising. Co-op advertising expenses, classified as a selling, general and administrative expense, were $17.5 million in 2025, $13.2 million in 2024, and $11.6 million in 2023.

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

Computations of basic and diluted earnings (loss) per share are presented for the years ended December 31, 2025, 2024 and 2023, respectively, in the following table:

(In millions, except per share data)	2025	2024	2023
Net earnings available to common stockholders	$369.9	514.7	(449.0)

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	62.1	63.3	63.7
Add dilutive potential common shares—RSUs(1)	0.3	0.3	—
Weighted-average common shares outstanding—diluted	62.4	63.6	63.7

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$5.96	8.13	(7.05)
Diluted	$5.93	8.09	(7.05)
(1) There were no common stock options outstanding. Unvested RSUs were anti-dilutive in 2023 because the Company had a net loss; thus, 0.2 million shares of common stock equivalents for the year ended December 31, 2023, were omitted from the calculation of diluted weighted-average common shares outstanding. There were no unvested RSUs that were excluded from the diluted EPS computation for 2025 and 2024.
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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Employee Benefit Plans

The Company has 401(k) retirement savings plans (the “Mohawk Plan”) open to substantially all United States and Puerto Rico based employees who have completed 60 days of eligible service. The Company contributes $.50 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participants election. Employer contributions to the Mohawk Plan were $24.1 million in 2025, $24.4 million in 2024, and $23.9 million in 2023, respectively.

The Company also has various pension plans covering employees in Belgium, France, and the Netherlands (the “Non-U.S. Plans”) within Flooring ROW. Benefits under the Non-U.S. Plans depend on compensation and years of service. The Non-U.S. Plans are funded in accordance with local regulations. The Company uses December 31 as the measurement date for its Non-U.S. Plans. The Company’s projected benefit obligation and plan assets as of December 31, 2025, were $93.3 million and $88.0 million, respectively. The Company’s projected benefit obligation and plan assets as of December 31, 2024, were $81.4 million and $75.5 million, respectively. As of December 31, 2025, the funded status of the Non-U.S. Plans was a liability of $5.8 million of which $(0.5) million was recorded in accumulated other comprehensive income (loss), for a net liability of $6.3 million recorded in other long-term liabilities within the consolidated balance sheets. As of December 31, 2024, the funded status of the Non-U.S. Plans was a liability of $5.8 million of which $0.4 million was recorded in accumulated other comprehensive income (loss), for a net liability of $5.4 million recorded in other long-term liabilities within the consolidated balance sheets.

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

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2025, 2024 and 2023 are as follows:

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2022	$(1,114.6)	0.3	(1,114.3)
Other comprehensive income (loss) for the period	35.3	(1.0)	34.3
Balance as of December 31, 2023	(1,079.3)	(0.7)	(1,080.0)
Other comprehensive income (loss) for the period	(447.9)	—	(447.9)
Balance as of December 31, 2024	(1,527.2)	(0.7)	(1,527.9)
Current period other comprehensive income (loss)	618.6	1.4	620.0
Balance as of December 31, 2025	$(908.6)	0.7	(907.9)

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

Fiscal Year

The Company ends its fiscal year on December 31. Each of the first three quarters in the fiscal year ends on the Saturday nearest the calendar quarter end with a thirteen-week fiscal quarter.

Recent Accounting Pronouncements—Recently Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard also updates the quarterly disclosure requirements for supplemental cash flows information to require disclosure of income taxes paid, net of refunds received. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, this standard became effective for annual periods beginning after December 15, 2024. The Company adopted the new standard on a prospective basis as disclosed in Note 14.

Recent Accounting Pronouncements—Effective in Future Years

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

(2) Acquisitions

2025 Acquisitions

During 2025, the Company completed acquisitions in Flooring NA for $7.4 million, including $0.5 million of cash acquired, subject to pending working capital adjustments. The Company is in the process of measuring the fair value of the assets acquired and liabilities assumed and expects the valuation to be completed before the end of the measurement period. The Company has recognized a preliminary goodwill balance of $7.6 million, and intangible assets of $1.3 million. The goodwill is expected to be deductible for tax purposes.

(3) Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The Company had contract liabilities of $74.3 million and $63.4 million as of December 31, 2025, and December 31, 2024, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer.  Accordingly, in any period, the Company does not recognize a significant amount of revenue from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenue recognized during the years ended December 31, 2025, 2024, and 2023 was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying consolidated balance sheets. Capitalized costs to obtain contracts were $58.8 million and $61.4 million as of December 31, 2025, and December 31, 2024, respectively. Straight-line amortization expense recognized during 2025, 2024 and 2023 related to these capitalized costs were $42.5 million, $59.5 million and $61.3 million, respectively.

Revenue Disaggregation

The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories during the years ended December 31, 2025, 2024 and 2023, respectively:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(In millions)
December 31, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,255.4	3,544.7	13.8	5,813.9
Europe (1)	1,173.5	3.1	2,190.0	3,366.6
Latin America	685.7	5.3	37.0	728.0
Other	174.8	85.4	616.7	876.9
Total	$4,289.4	3,638.5	2,857.5	10,785.4

Product Categories:
Ceramic & Stone	$4,220.1	—	—	4,220.1
Carpet & Resilient	69.3	2,842.7	822.8	3,734.8
Laminate & Wood	—	795.8	956.5	1,752.3
Other (2)	—	—	1,078.2	1,078.2
Total	$4,289.4	3,638.5	2,857.5	10,785.4

December 31, 2024	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,280.1	3,650.7	8.7	5,939.5
Europe (1)	1,058.3	4.1	2,131.9	3,194.3
Latin America	707.7	5.6	37.2	750.5
Other	180.5	109.5	662.6	952.6
Total	$4,226.6	3,769.9	2,840.4	10,836.9

Product Categories:
Ceramic & Stone	$4,166.2	19.1	—	4,185.3
Carpet & Resilient	60.4	2,941.3	864.8	3,866.5
Laminate & Wood	—	809.5	919.4	1,728.9
Other (2)	—	—	1,056.2	1,056.2
Total	$4,226.6	3,769.9	2,840.4	10,836.9

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2023	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$2,320.0	3,713.3	6.7	6,040.0
Europe (1)	1,071.7	4.4	2,304.9	3,381.0
Latin America	730.3	3.8	33.7	767.8
Other	178.1	107.9	660.3	946.3
Total	$4,300.1	3,829.4	3,005.6	11,135.1

Product Categories:
Ceramic & Stone	$4,258.9	34.2	—	4,293.1
Carpet & Resilient	41.2	3,021.1	893.0	3,955.3
Laminate & Wood	—	774.1	958.5	1,732.6
Other (2)	—	—	1,154.1	1,154.1
Total	$4,300.1	3,829.4	3,005.6	11,135.1
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

Restructuring, acquisition and integration-related costs consisted of the following during the year ended December 31, 2025, 2024 and 2023, respectively (in thousands):

(In millions)	2025	2024	2023
Cost of sales:
Restructuring costs	$141.7	79.6	103.4
Acquisition integration-related costs	—	0.1	1.0
Restructuring and acquisition integration-related costs	$141.7	79.7	104.4

Selling, general and administrative expenses:
Restructuring costs	$10.9	13.0	12.4
Acquisition transaction-related costs	0.7	0.2	2.1
Acquisition integration-related costs	—	1.2	12.7
Restructuring, acquisition transaction and integration-related costs	$11.6	14.4	27.2

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2024 and 2025, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above.

The restructuring activity for the years ended December 31, 2025, and 2024, respectively is as follows:

(In millions)	Lease Impairments	Asset Write- Downs (Gains on Disposals)	Severance	Other Restructuring Costs	Total
Balance as of December 31, 2023	$—	—	12.1	—	12.1
Restructuring costs:
Global Ceramic	0.8	14.8	9.6	2.8	28.0
Flooring NA	—	9.3	1.4	13.6	24.3
Flooring ROW	—	29.1	10.2	0.8	40.1
Corporate	—	—	0.2	—	0.2
Total restructuring costs for 2024	0.8	53.2	21.4	17.2	92.6
Cash payments	—	7.5	(20.0)	(14.8)	(27.3)
Non-cash items	(0.8)	(60.7)	(0.5)	(2.4)	(64.4)
Balance as of December 31, 2024	—	—	13.0	—	13.0
Restructuring costs:
Global Ceramic	2.0	17.4	5.3	6.2	30.9
Flooring NA	—	61.3	1.0	26.0	88.3
Flooring ROW	—	7.7	23.6	2.1	33.4
Corporate	—	—	—	—	—
Total restructuring costs for 2025	2.0	86.4	29.9	34.3	152.6
Cash proceeds (payments)	—	31.1	(16.7)	(19.5)	(5.1)
Non-cash (expense) income	(2.0)	(117.5)	1.0	(14.8)	(133.3)
Balance as of December 31, 2025	$—	—	27.2	—	27.2

2024 restructuring costs recorded in:
Cost of sales	$—	52.5	12.7	14.4	79.6
Selling, general and administrative expenses	0.8	0.7	8.7	2.8	13.0
Total restructuring costs for 2024	$0.8	53.2	21.4	17.2	92.6

2025 restructuring costs recorded in:
Cost of sales	$2.0	86.4	20.8	32.5	141.7
Selling, general and administrative expenses	—	—	9.1	1.8	10.9
Total restructuring costs for 2025	$2.0	86.4	29.9	34.3	152.6

The Company currently estimates that it will incur additional restructuring costs of approximately $40-$50 million primarily related to asset write-downs and other restructuring related costs, which are expected to be executed throughout 2025 and into 2027.

As of December 31, 2025, the accrual balance related to restructuring activities was $0.2 million for plans approved prior to 2024, $3.5 million for plans approved during 2024, and $23.4 million for plans approved during 2025.

For the plans approved prior to 2024, restructuring expenses of $2.4 million were recorded in the year ended December 31, 2025. For the plans approved during 2024, restructuring expenses of $64.8 million were recorded for the year ended December 31, 2025. For the plans approved during 2025, restructuring expenses of $85.3 million were recorded during the year ended December 31, 2025.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

(5) Receivables, net

(In millions)	December 31, 2025	December 31, 2024
Customers, trade	$1,773.0	1,632.0
Income tax receivable	39.3	30.3
Other	184.2	159.0
	1,996.5	1,821.3
Less: allowance for discounts, claims and doubtful accounts	72.4	59.2
Receivables, net	$1,924.1	1,762.1

(6) Inventories
The components of inventories are as follows:

(In millions)	December 31, 2025	December 31, 2024
Finished goods	$1,926.2	1,781.0
Work in process	129.8	142.0
Raw materials	605.7	590.6
Total inventories	$2,661.7	2,513.6

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
The Company compared the estimated fair values of its indefinite-lived intangibles to their carrying values and determined that there were impairment charges of $19.9 million ($14.9 million net of tax) in Flooring Rest of the World Segment during the fourth quarter of 2025 and $8.2 million ($6.3 million net of tax) in Global Ceramic Segment during the fourth quarter of 2024.

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

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The following tables summarize the components of goodwill and intangible assets:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balances as of December 31, 2023 (1)	$—	372.3	787.4	1,159.7
Goodwill recognized	—	—	—	—
Impairment charges	—	—	—	—
Currency translation	—	—	(47.6)	(47.6)
Balances as of December 31, 2024	—	372.3	739.8	1,112.1
Goodwill recognized	—	7.6	—	7.6
Impairment charges	—	—	—	—
Currency translation	—	—	90.6	90.6
Balances as of December 31, 2025	$—	379.9	830.4	1,210.3
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets:

(In millions)	Tradenames
Indefinite life assets not subject to amortization:
Balance as of December 31, 2023	$705.7
Intangible assets acquired	—
Intangible assets impaired	(8.2)
Currency translation	(39.7)
Balance as of December 31, 2024	657.8
Intangible assets acquired	0.4
Intangible assets impaired	(19.9)
Currency translation	57.5
Balance as of December 31, 2025	$695.8

(In millions)	Customer Relationships	Patents	Other	Total
Intangible assets subject to amortization:
Balances as of December 31, 2023
Gross carrying amount	$691.5	249.7	8.7	949.9
Accumulated amortization	(531.0)	(247.2)	(2.1)	(780.3)
Net intangible assets subject to amortization	160.5	2.5	6.6	169.6
Balances as of December 31, 2024
Gross carrying amount	662.4	235.4	8.5	906.3
Accumulated amortization	(536.3)	(233.6)	(2.3)	(772.2)
Net intangible assets subject to amortization	126.1	1.8	6.2	134.1
Balances as of December 31, 2025
Gross carrying amount	716.2	265.8	9.1	991.1
Intangible assets acquired	—	—	0.9	0.9
Accumulated amortization	(607.2)	(264.5)	(2.9)	(874.6)
Net intangible assets subject to amortization	$109.0	1.3	7.1	117.4

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Amortization expense	$28.3	27.6	28.3
Estimated amortization expense for the years ending December 31 are as follows:

(In millions)	Amount
2026	$29.9
2027	21.7
2028	13.2
2029	11.3
2030	9.0

(8) Property, Plant and Equipment
Following is a summary of property, plant and equipment:

(In millions)	December 31, 2025	December 31, 2024
Land	$535.3	485.5
Buildings and improvements	2,248.5	2,045.4
Machinery and equipment	7,398.7	6,782.7
Furniture and fixtures	179.2	166.5
Leasehold improvements	113.7	107.5
Construction in progress	556.6	545.9
	11,032.0	10,133.5
Less: accumulated depreciation	6,260.0	5,553.6
Net property, plant and equipment	$4,772.0	4,579.9

Additions to property, plant and equipment included capitalized interest of $19.6 million, $21.8 million and $23.5 million in 2025, 2024 and 2023, respectively. Depreciation expense was $621.7 million, $607.1 million and $598.9 million for 2025, 2024 and 2023, respectively. Included in property, plant and equipment are finance leases with a cost of $170.0 million and $141.4 million and accumulated depreciation of $88.7 million and $59.7 million as of December 31, 2025, and 2024, respectively.

(9) Long-Term Debt

Senior Credit Facility

On August 12, 2022, the Company entered into a fourth amendment (the “Amendment”) to its existing senior revolving credit facility (the “Senior Credit Facility”). The Amendment, among other things, (i) extended the maturity of the Senior Credit Facility from October 18, 2024, to August 12, 2027, (ii) renewed the Company’s option to extend the maturity of the Senior Credit Facility up to two times, (iii) increased the Consolidated Interest Coverage Ratio financial maintenance covenant from 3.00:1.00 to 3.50:1.00, (iv) eliminated certain covenants applicable to the Company and its subsidiaries, including, but not limited to, restrictions on dispositions, restricted payments, and transactions with affiliates, and the Consolidated Net Leverage Ratio financial covenant, and (v) increased the amount available under the Senior Credit Facility to $1,950.0 million until October 18, 2024, after which the amount available under the Senior Credit Facility decreased to $1,485.0 million. The Amendment also permits the Company to increase the commitments under the Senior Credit Facility by an aggregate amount not to exceed $600.0 million. On August 5, 2024, the Company entered into a Lender Joinder Agreement, which increased commitments under the Senior Credit Facility by an additional $100.0 million until
August 12, 2027, and further amended the Senior Credit Facility to permit the Company to increase the commitments under the
Senior Credit Facility by an aggregate amount not to exceed $500.0 million.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

At the Company’s election, United States dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of December 31, 2025), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of December 31, 2025). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of December 31, 2025), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of December 31, 2025). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of December 31, 2025). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of December 31, 2025, amounts used under the Senior Credit Facility included zero borrowings and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $267.5 million under the Senior Credit Facility, resulting in a total of $1,317.5 million available as of December 31, 2025.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of December 31, 2025, there was $155.0 million outstanding under the United States commercial paper program, and the euro equivalent of $111.6 million under the European program. The weighted-average interest rate and maturity period for the

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

United Sates program were 3.87% and 18.4 days, respectively. The weighted-average interest rate and maturity period for the European program were 2.17% and 12.6 days, respectively.

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

Term Loan

n August 12, 2022, the Company and its indirect wholly-owned subsidiary, Mohawk International Holdings S.à r.l., entered into an agreement that provides for a delayed draw term loan facility (the “Term Loan Facility”), consisting of borrowings of up to $575.0 million and €220.0 million. On October 3, 2022, an additional $100.0 million of borrowing capacity was added to the Term Loan Facility. The Term Loan Facility could be drawn upon in up to two advances on any business day on or before December 31, 2022, with the proceeds being used for funding working capital and general corporate purposes. On October 31, 2022, and December 6, 2022, the Company made draws of $675.0 million and €220.0 million, respectively. Principal amounts outstanding under the Term Loan Facility, along with any accrued and unpaid interest, could, at any time prior to the maturity date of August 12, 2024, be prepaid by the Company without premium or penalty. On January 31, 2024, the Company prepaid the entirety of the USD portion of the Term Loan Facility, in the amount of $675.0 million. On February 16, 2024, the Company prepaid the entirety of the EUR portion of the Term Loan Facility, in the amount of €220.0 million plus accrued and unpaid interest.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

	December 31, 2025		December 31, 2024
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$581.0	587.4	509.0	520.3
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	485.0	500.0	462.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	624.0	600.0	617.0	600.0
United States commercial paper	155.0	155.0	486.0	486.0
European commercial paper	111.6	111.6	49.4	49.4
Senior Credit Facility, payable August 12, 2027	—	—	—	—
United States Term Loan Facility	—	—	—	—
European Term Loan Facility	—	—	—	—
Finance leases and other	82.8	82.8	89.5	89.5
Unamortized debt issuance costs	(6.3)	(6.3)	(8.4)	(8.4)
Total debt	2,033.1	2,030.5	2,204.5	2,236.8
Less: current portion of long term-debt and commercial paper	289.3	289.3	559.4	559.4
Long-term debt, less current portion	$1,743.8	1,741.2	1,645.1	1,677.4

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 1 fair values.

The aggregate maturities of total debt as of December 31, 2025, are as follows:

(In millions)	Amount (1)
2026	$289.3
2027	607.3
2028	615.8
2029	10.3
2030	505.5
Thereafter	8.6
Total maturities	$2,036.8
(1) Debt maturity table excludes deferred loan costs.

(10) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

(In millions)	December 31, 2025	December 31, 2024
Outstanding checks in excess of cash	$3.7	0.6
Accounts payable, trade	1,088.9	978.5
Accrued expenses	896.7	718.3
Product warranties	22.3	30.4
Accrued interest	19.2	18.6
Accrued compensation and benefits	279.6	258.0
Total accounts payable and accrued expenses	$2,310.4	2,004.4

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists mainly of operating leases.

The components of lease costs for the twelve months ended December 31, 2025, 2024 and 2023, respectively, are as follows:

(In millions)
December 31, 2025	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$56.4	95.5	151.9
Short-term	10.9	18.5	29.4
Variable	16.1	28.9	45.0
Sub-leases	(4.7)	(0.6)	(5.3)
Total operating lease costs	$78.7	142.3	221.0

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$23.5	—	23.5
Interest on lease liabilities	—	3.2	3.2
Total finance lease costs	$23.5	3.2	26.7
Total lease costs			$247.7

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

December 31, 2024	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$51.2	91.4	142.6
Short-term	11.6	19.6	31.2
Variable	15.9	31.1	47.0
Sub-leases	(3.5)	(0.9)	(4.4)
Total operating lease costs	$75.2	141.2	216.4

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$20.6	—	20.6
Interest on lease liabilities	—	3.1	3.1
Total finance lease costs	$20.6	3.1	23.7
Total lease costs			$240.1

December 31, 2023	Cost of Goods Sold	Selling, General and Administrative Expenses	Total
Operating lease costs:
Fixed	$30.0	109.7	139.7
Short-term	15.4	20.2	35.6
Variable	9.7	35.8	45.5
Sub-leases	(0.7)	(1.5)	(2.2)
Total operating lease costs	$54.4	164.2	218.6

	Depreciation and Amortization	Interest	Total
Finance lease costs:
Amortization of leased assets	$15.4	—	15.4
Interest on lease liabilities	—	1.9	1.9
Total finance lease costs	$15.4	1.9	17.3
Total lease costs			$235.9

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Supplemental balance sheet information related to leases is as follows:

(In millions)	Classification	December 31, 2025	December 31, 2024
Assets
Operating Leases:
ROU operating lease assets	ROU operating lease assets	$408.7	374.0
Finance Leases:
Property, plant and equipment, gross	Property, plant and equipment	170.0	141.4
Accumulated depreciation	Accumulated depreciation	(88.7)	(59.7)
Property, plant and equipment, net	Property, plant and equipment, net	81.3	81.7
Total lease assets		$490.0	455.7

Liabilities
Operating Leases:
Other current	Current operating lease liabilities	$122.4	108.5
Non-current	Non-current operating lease liabilities	304.4	283.0
Total operating liabilities		426.8	391.5
Finance Leases:
Short-term debt	Short-term debt and current portion of long-term debt	22.7	20.4
Long-term debt	Long-term debt, less current portion	60.1	61.8
Total finance liabilities		82.8	82.2
Total lease liabilities		$509.6	473.7

Maturities of lease liabilities as of December 31, 2025, are as follows:

(In millions)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2026	$25.6	151.7	177.3
2027	21.8	117.9	139.7
2028	17.0	85.1	102.1
2029	11.0	49.3	60.3
2030	5.9	32.8	38.7
Thereafter	9.2	49.1	58.3
Total lease payments	90.5	485.9	576.4
Less: imputed interest	7.7	59.1	66.8
Present value, Total	$82.8	426.8	509.6

The Company had approximately $2.9 million of leases that commenced after December 31, 2025, that created rights and obligations to the Company. These leases are not included in the above maturity schedule.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Lease term and discount rate are as follows:

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Operating Leases	4.5 years	4.3 years
Finance Leases	4.7 years	5.0 years

Weighted Average Discount Rate:
Operating Leases	5.9%	5.2%
Finance Leases	3.7%	3.7%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$149.2	142.3	135.2
Operating cash flows from finance leases	3.2	3.1	2.0
Financing cash flows from finance leases	22.9	19.8	14.6
ROU assets obtained in exchange for lease obligations:
Operating leases	148.9	77.7	160.8
Finance leases	16.7	29.5	31.6
Amortization:
Amortization of ROU operating lease assets (1)	126.7	121.6	120.4
(1) Amortization of ROU operating lease assets during the period is reflected in Other assets and prepaid expenses on the Consolidated Statements of Cash Flows.

(12) Stock-Based Compensation

The Company recognized compensation expense for all share-based payments granted for the years ended December 31, 2025, 2024 and 2023 based on the grant date fair market value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the options’ or other awards’ estimated lives for fixed awards with ratable vesting provisions.

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

Under the 2017 Plan, the grant date fair market value of restricted stock and RSUs is equal to the closing market price of the Company’s common stock on the date of the grant, and such awards generally vest between three and five years. In addition, option awards may be granted with an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of the grant, and such awards generally vest between three and five years with a 10-year contractual term.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Restricted Stock Plans

A summary of the Company’s RSUs under the Company’s long-term incentive plans as of December 31, 2025, and changes during the year then ended is presented as follows:

(In millions except for share and fair value)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
RSUs outstanding, December 31, 2024	517,751	$98.34
Granted	316,744	116.27
Released	(236,233)	117.12
Forfeited	(42,223)	114.76
RSUs outstanding, December 31, 2025	556,039	$99.33	1.14	$60.8
Expected to vest as of December 31, 2025	556,039		1.14	$60.8

The weighted average grant date fair value of restricted stock units granted under the 2017 Plan during 2025, 2024, and 2023 was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Weighted average grant date fair value	$116.27	115.21	101.42

The Company recognized stock-based compensation costs related to the issuance of RSUs of $30.0 million ($22.2 million, net of taxes), $27.5 million ($20.4 million, net of taxes) and $21.0 ($15.5 million, net of taxes) for the years ended December 31, 2025, 2024 and 2023, respectively, which has been allocated to selling, general and administrative expenses and cost of goods sold. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $21.9 million as of December 31, 2025, and will be recognized as expense over a weighted-average period of approximately 1.88 years.

During 2025, 2024 and 2023, shares were awarded each year to certain non-employee directors in lieu of cash for their annual retainers. The total number of shares were 4,438, 4,705, and 3,203, respectively.

(13) Other Income and Expense, net
Following is a summary of other (income) expense, net:

(In millions)	2025	2024	2023
Foreign currency losses, net	$12.7	11.2	15.7
All other, net	(9.4)	(9.2)	(21.1)
Total other (income) and expense, net	$3.3	2.0	(5.4)

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(14) Income Taxes
Following is a summary of earnings (loss) before income taxes for operations:

(In millions)	2025	2024	2023
United States	$97.4	289.0	(450.0)
Foreign	371.3	354.0	86.0
Earnings (loss) before income taxes	$468.7	643.0	(364.0)

Income tax (benefit) expense for the years ended December 31, 2025, 2024 and 2023 consists of the following:

(In millions)	2025	2024	2023
Current income taxes:
United States federal	$120.1	86.2	67.0
State and local	9.2	6.0	11.9
Foreign	101.3	93.2	115.9
Total current	230.6	185.4	194.8
Deferred income taxes:
United States federal	(93.2)	(26.3)	(50.1)
State and local	(1.7)	(7.3)	(5.2)
Foreign	(36.9)	(23.6)	(54.6)
Total deferred	(131.8)	(57.2)	(109.9)
Total income tax expense	$98.8	128.2	84.9

The geographic dispersion of earnings and losses contributes to the annual changes in the Company’s effective tax rates. Approximately 21% of the Company’s current year earnings before income taxes was generated in the U.S. The Company is also subject to taxation in other jurisdictions where it has operations, including Australia, Belgium, Brazil, Bulgaria, France, Ireland, Italy, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Russia, Spain and the United Kingdom. The effective tax rates that the Company accrues in these jurisdictions vary widely, but they are generally lower than the Company’s overall effective tax rate. The Company’s domestic effective tax rates for the years ended December 31, 2025, 2024 and 2023 were 35.3%, 20.3%, and (5.2)%, respectively, and its non-U.S. effective tax rates for the years ended December 31, 2025, 2024 and 2023 were 17.3%, 19.6%, and 71.3%, respectively. The difference in rates applicable in foreign jurisdictions results from many factors, including lower statutory rates, increase in valuation allowance, historical loss carry-forwards, financing arrangements, and other factors. The Company’s effective tax rate has been and will continue to be impacted by the geographical dispersion of the Company’s earnings and losses. To the extent that domestic earnings increase while the foreign earnings remain flat or decrease, or increase at a lower rate, the Company’s effective tax rate will increase.

Disaggregating Income Tax Disclosures

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

Following is a reconciliation of the amount of income tax expense (benefit) from continuing operations and the amount computed by multiplying earnings before income taxes by the United States federal statutory income tax rate based on the newly adopted disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures for the year ended December 31, 2025:

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(In millions)	2025
	Amounts	Rate
US federal statutory income tax rate	$98.4	21.0%
Domestic federal
Tax credits
- Foreign tax credits	(5.1)	(1.1)%
- Other tax credits	(6.2)	(1.3)%
Nontaxable and nondeductible items	5.5	1.2%
Effect of cross-border tax laws
- No permanent establishment	(24.8)	(5.3)%
- Other	4.1	0.9%
Other adjustments
- Amended returns	13.9	3.0%
- Other	(2.9)	(0.6)%
Changes in tax laws/rates	—	—%
Changes in valuation allowances	3.4	0.7%
Domestic State & Local income taxes, net of federal effect *	6.2	1.3%
Foreign tax effects
Belgium
- Patent box deduction	(38.6)	(8.2)%
- Changes in valuation allowances	(8.4)	(1.8)%
- Other	5.5	1.2%
Brazil
- Notional interest deduction	(9.3)	(2.0)%
- Other	7.2	1.5%
China	5.0	1.1%
Luxembourg
- Changes in valuation allowances	22.1	4.7%
- Currency translation adjustments	(11.8)	(2.5)%
- Other	3.2	0.7%
Malta
- Changes in valuation allowances	122.5	26.1%
- General tax credits	(7.1)	(1.5)%
- Notional interest deduction	(175.3)	(37.4)%
- Nondeductible interest	59.8	12.8%
- Other	2.1	0.4%
Russia	5.6	1.2%
Spain	5.8	1.2%
Switzerland
- Changes in valuation allowances	(9.6)	(2.0)%
- Other	(1.8)	(0.4)%
Other foreign jurisdictions	8.0	1.6%
Worldwide changes in unrecognized tax benefits	21.4	4.6%
Total	$98.8	21.1%
*State and local taxes in California, Oklahoma, St. Louis, Minnesota and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Following is a supplemental disclosures of cash flow information related to income taxes paid based on the newly adopted disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures for the year ended December 31, 2025:

(In millions)	2025
U.S. Federal(1)	$47.5

U.S. State and Local(2)	16.4

Foreign:
Brazil	13.4
Russia	26.9
Mexico	10.7

Other foreign jurisdictions	43.4
Foreign Total	94.4

Total	$158.3
(1) Amounts presented do not include payments for credits purchased from third parties.
(2) No individual jurisdiction meets the 5% disaggregation threshold.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Following is a reconciliation of the amount of income tax expense (benefit) from continuing operations and the amount computed by multiplying earnings before income taxes by the United States federal statutory income tax rate for the years ended December 31, 2024, and 2023 prior to adopting disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures:

(In millions)	2024	2023
Income taxes at statutory rate	$135.0	(76.4)
State and local income taxes, net of federal income tax benefit	(1.1)	5.7
Foreign income taxes (1)	(173.0)	(59.0)
Change in valuation allowance	218.7	302.8
Impairment of non-deductible goodwill	—	183.1
Fixed asset adjustments	(5.9)	(6.6)
Non-deductible expenses	10.3	9.3
General business credits and incentives	(16.6)	(316.3)
Global intangible low-taxed income	1.8	0.2
Prior period adjustments	3.6	(5.6)
Tax impact of restructuring	(50.8)	25.4
Tax contingencies and audit settlements, net	13.2	26.3
Impact of tax law changes on deferred taxes	6.3	0.8
Impact of foreign disregarded entities	(28.5)	—
Other, net	15.2	(4.8)
Income tax expense	$128.2	84.9
(1) Foreign income taxes include statutory rate differences, financing arrangements, withholding taxes, local income taxes, notional deductions, and other miscellaneous items.
Following is a supplemental disclosures of cash flow information related to income taxes paid for the years ended December 31, 2024, and 2023 prior to adopting disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures:

(In millions)	2024	2023
Cash paid during the years for:

Income taxes*	$137.5	187.0
*Amounts presented do not include payments for credits purchased from third parties

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025, and 2024 are presented below:

(In millions)	2025	2024
Deferred tax assets:
Accounts receivable	$18.0	13.9
Inventories	61.3	55.4
Employee benefits	57.3	53.5
Accrued expenses and other	135.0	142.3
Deductible state tax and interest benefit	18.7	15.8
Intangibles	48.7	56.1
Lease liabilities	111.8	103.2
Interest expense	129.3	53.3
Federal, foreign and state net operating losses and credits	1,154.4	940.3
Gross deferred tax assets	1,734.5	1,433.8
Valuation allowance	(939.6)	(760.5)
Net deferred tax assets	794.9	673.3
Deferred tax liabilities:
Inventories	(25.2)	(20.8)
Plant and equipment	(392.6)	(431.7)
Intangibles	(109.5)	(108.1)
Right of use operating lease assets	(105.3)	(96.6)
Prepaids	(57.6)	(52.0)
Other liabilities	(55.1)	(43.7)
Gross deferred tax liabilities	(745.3)	(752.9)
Net deferred tax asset (liability)	$49.6	(79.6)

The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing its forecasted taxable income using both historic and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The valuation allowance as of December 31, 2025, and 2024 is $939.6 million and $760.5 million, respectively. The valuation allowance as of December 31, 2025, relates to the net deferred tax assets of certain of the Company’s foreign subsidiaries as well as certain state net operating losses and tax credits. The total change in the 2025 valuation allowance was an increase of $179.1 million related to increased losses and other carryforward attributes, foreign currency translation and other activities. The total change in the 2024 valuation allowance was an increase of $177.8 million primarily related to increased losses, foreign currency translation and other activities.
Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of valuation allowances, based upon the expected reversal of deferred tax liabilities and the level of historic and forecasted taxable income over periods in which the deferred tax assets are deductible.
As of December 31, 2025, the Company has state net operating loss carry forwards and state tax credits with potential tax benefits of $45.8 million, net of federal income tax benefit. A valuation allowance totaling $24.4 million has been recorded against these state deferred tax assets as of December 31, 2025. In addition, as of December 31, 2025, the Company has credits and net operating loss carry forwards in the U.S. with potential tax benefits of $11.5 million and in various foreign jurisdictions with potential tax benefits of $2,330.9 million. A valuation allowance of $9.7 million and $905.5 million, respectively, has been recorded against these deferred tax assets as of December 31, 2025. A portion of the carryforwards expire over various periods beginning in 2026 and the remaining carryforwards have an indefinite life.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

The Company asserts that historical earnings are indefinitely reinvested for most of its foreign subsidiaries as of December 31, 2025. Should the remaining earnings be distributed in the form of dividends in the future, the Company might be subject to withholding taxes (possibly offset by United States foreign tax credits) in various foreign jurisdictions, but the Company would not expect material incremental United States federal or state taxes to be accrued on these previously taxed earnings. The Company changed its indefinite reinvestment assertion for some of its foreign subsidiaries as of December 31, 2025, and as a result recorded an immaterial deferred tax liability for the expected income taxes. The Company has not determined the potential deferred tax liability on its indefinitely reinvested foreign earnings, as such a determination is not practicable.

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

As of December 31, 2025, the Company’s gross amount of unrecognized tax benefits is $1,343.9 million, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, $88.8 million of the unrecognized tax benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2025	2024
Balance as of January 1	$1,195.7	1,304.7
Additions based on tax positions related to the current year	2.5	5.8
Additions for tax positions of acquired companies	—	—
Additions for tax positions of prior years	17.0	6.8
Reductions resulting from change in tax rate	—	(45.7)
Reductions resulting from the lapse of the statute of limitations	(0.8)	(0.4)
Settlements with taxing authorities	(13.6)	(3.0)
Effects of foreign currency translation	143.1	(72.5)
Balance as of December 31	$1,343.9	1,195.7
As a result of the redemption of hybrid instruments in response to changes in global tax regimes, the Company has an ASC 740-10 liability for the full tax effected loss on hybrid instruments. This ASC 740-10-45 liability is recorded as a reduction to the related deferred tax asset in the financial statements as a result of management’s determination that it is not more likely than not that the benefit will be realized. The tax effected loss was adjusted for foreign currency translation resulting in an updated balance of $1,233.7 million as of December 31, 2025.

As of December 31, 2025, and 2024, the Company has $43.3 million and $31.3 million, respectively, accrued for the payment of interest and penalties, excluding the federal tax benefit of interest deductions where applicable. During the years ended December 31, 2025, 2024 and 2023, the Company accrued interest and penalties through income tax expense of $9.3 million, $5.1 million and $6.5 million, respectively.

An Internal Revenue Service audit of the Company’s 2018, 2019 and 2020 federal tax returns was completed during the year ended December 31, 2025, and the tax years are now in Internal Revenue Service Appeals. As permitted by the CARES Act, the company carried back its 2020 taxable losses to tax years before the corporate income tax rate was lowered by

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

the Tax Cut and Jobs Act. Federal income tax matters related to years prior to 2014 have been effectively settled. Various other state and foreign income tax returns are open to examination for various years.

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans to or from IVC BV, Unilin BV, and Unilin Holding BV, each of which is one of the Company’s subsidiaries in Belgium. The BTA has asserted that these loans were not genuine loans for Belgian tax purposes. The BTA issued assessments for the years ended December 31, 2017, 2018, 2019, 2020, and 2021 totaling approximately EUR 1.2 billion (including penalties but excluding late payment interests) combined on the three entities, whereby it rejected certain interest deductions and the deduction for dividends received from one of its subsidiaries and asserted the inclusion of income related to these loans. Some of these disputed assessments are still in the administrative phase and have been appealed administratively before the BTA while others are now proceeding in the Belgian courts. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

(15) Commitments and Contingencies

The Company had approximately $0.9 million and $0.7 million in standby letters of credit for various insurance contracts and commitments to foreign vendors as of December 31, 2025, and 2024, respectively that expire within two years.

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

Silica Litigation

The Company is subject to certain claims related to exposure to silica dust that have been submitted against it or its subsidiaries. A majority of these outstanding claims have been filed against the Company by a single plaintiff group in California, bringing the total number of cases now outstanding to approximately 400. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Securities Actions

The Company and certain of its present and former executive officers were named as defendants in certain investor actions, filed in the State Court of Fulton County of the State of Georgia on April 22, 2021, and April 23, 2021. The claims alleged include fraud, negligent misrepresentation, violations of the Georgia Securities Act, and violations of the Georgia Racketeering and Corrupt Organizations statute. The parties reached settlement agreements and filed stipulations of voluntary dismissal with prejudice, and the Court granted dismissal and terminated the investor actions on December 15, 2025. The Company continues to believe the allegations in the investor actions were without merit.

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

(16) Consolidated Statements of Cash Flows Information
Supplemental disclosures of cash flow information are as follows*:

(In millions)	2025	2024	2023
Net cash paid during the years for:
Interest	$32.9	68.5	86.4

Supplemental schedule of non-cash investing and financing activities:
Unpaid property plant and equipment in accounts payable and accrued expenses	$68.5	73.0	81.1

Fair value of assets acquired, net of liabilities assumed:
Fair value of net assets acquired in acquisition	$9.3	—	677.1
Liabilities assumed in acquisition	(2.4)	—	(161.7)
Fair value of net assets acquired	$6.9	—	515.4
*The supplemental disclosures of cash flow information for leases as well as income taxes are disclosed in Note 11, Leases and Note 14, Income Taxes, respectively.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

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

The accounting policies for each operating segment are consistent with the Company’s policies for the Consolidated Financial Statements. Amounts disclosed for each segment are prior to any elimination or consolidation entries. Corporate general and administrative expenses attributable to each segment are estimated and allocated accordingly. Segment performance is evaluated based on operating income. No single customer accounted for more than 10% of net sales for the years ended December 31, 2025, 2024 or 2023.

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

The CODM considers Operating income (loss) as compared to prior year performance and forecast for each reporting segment to evaluate performance and allocate resources to the segments.

For the Global Ceramic, Flooring NA and Flooring ROW segments, the CODM uses segment Operating income (loss) to allocate resources (including employees and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers forecast-to-actual variances in Operating income (loss) on a monthly basis when making decisions about allocating resources to the segments.

Other segment items included in the computation of segment Operating income (loss) include impairment of goodwill and indefinite-lived intangibles.

The Company internally provides the following discrete segment financial information to its CODM: total assets; geographic net sales; long-lived assets; net sales by product categories; net sales; cost of goods sold; selling, general, and administrative expenses; operating income; depreciation expenses and capital expenditures. This key segment information, including both significant segment expenses and assets, is used by the CODM to evaluate performance and allocate resources to the segments.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Significant segment expenses and assets information is as follows:

(In millions)	2025	2024	2023
Assets:
Global Ceramic	$5,155.0	4,591.0	4,988.3
Flooring NA	3,832.6	3,883.4	3,870.8
Flooring ROW	3,989.2	3,594.7	4,051.6
Corporate and intersegment eliminations	710.5	667.4	610.0
Total	$13,687.3	12,736.5	13,520.7

Geographic net sales:
United States	$5,813.9	5,939.5	6,040.0
Europe (1)	3,366.6	3,194.3	3,381.0
Latin America	728.0	750.5	767.8
Other	876.9	952.6	946.3
Total	$10,785.4	10,836.9	11,135.1

Long-lived assets: (2)
United States	$2,136.2	2,202.9	2,312.9
Belgium	937.1	865.1	980.8
Other	2,107.4	1,885.9	2,128.0
Total	$5,180.7	4,953.9	5,421.7

Net sales by product categories:
Ceramic & Stone	$4,220.1	4,185.3	4,293.1
Carpet & Resilient	3,734.8	3,866.5	3,955.3
Laminate & Wood	1,752.3	1,728.9	1,732.6
Other (3)	1,078.2	1,056.2	1,154.1
Total	$10,785.4	10,836.9	11,135.1

Net sales:
Global Ceramic	$4,289.4	4,226.6	4,300.1
Flooring NA	3,638.5	3,769.9	3,829.4
Flooring ROW	2,857.5	2,840.4	3,005.6
Total	$10,785.4	10,836.9	11,135.1
(1) Russia revenue included in Europe.
(2) Long-lived assets are composed of property, plant and equipment - net, and ROU operating lease assets.
(3) Other includes roofing elements, insulation boards, chipboards and IP contracts.

	2025	2024	2023
Cost of Sales:
Global Ceramic	$3,108.6	3,088.1	3,121.0
Flooring NA	2,884.3	2,879.1	3,007.7
Flooring ROW	2,218.2	2,182.1	2,300.6
Total	$8,211.1	8,149.3	8,429.3

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

Selling, general and administrative expenses:
Global Ceramic	$914.1	880.7	918.7
Flooring NA	640.6	653.5	667.2
Flooring ROW	406.5	393.1	400.2
Total	$1,961.2	1,927.3	1,986.1

Other segment items:
Global Ceramic	$—	8.2	426.9
Flooring NA	—	—	215.8
Flooring ROW	19.9	—	235.0
Total	$19.9	8.2	877.7

Operating income (loss):
Global Ceramic	$266.7	249.5	(166.4)
Flooring NA	113.6	237.3	(61.3)
Flooring ROW	212.9	265.2	69.7
Total	$593.2	752.0	(158.0)

Reconciliation of segment operating income (loss) to consolidated earnings (loss) before income taxes
Unallocated amounts:
General Corporate expense	$103.4	58.5	133.9
Other (income) and expense, net	3.3	2.0	(5.4)
Interest expense	17.8	48.5	77.5
Earnings (loss) before income taxes	$468.7	643.0	(364.0)

Depreciation and amortization:
Global Ceramic	$253.6	219.4	213.1
Flooring NA	218.6	224.8	221.1
Flooring ROW	173.7	186.2	187.5
Corporate	6.7	7.9	8.6
Total	$652.6	638.3	630.3

Capital expenditures (excluding acquisitions):
Global Ceramic	$170.8	160.2	249.0
Flooring NA	125.8	165.1	193.9
Flooring ROW	120.3	122.5	156.8
Corporate	23.1	6.6	13.2
Total	$440.0	454.4	612.9

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements—(Continued)

(18) Immaterial Correction of Prior Period Financial Statements

During the fourth quarter of 2025, the Company identified an immaterial error affecting the Company’s previously issued financial statements, with no impact to current year financial statements. The error related to intercompany activity impacting accounts receivable. The Company determined that the impacts of the error were not material, individually or in the aggregate, to its previously issued Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements for any of the prior quarters or the annual period in which they occurred. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission, the Company concluded that correcting the cumulative error in the current period would be material to its results of operations for the fiscal year ended December 31, 2025.

Accordingly, the Company has revised its previously issued Consolidated Financial Statements, as applicable. The revision did not have an impact on the Company's net revenue. The correction was achieved by reducing reported accounts receivable by $42.1 million over the prior periods affected. For the year ended 2023 and 2024 corrections, the Company has revised the 2023 and 2024 statement of operations by recording expenses of $9.5 million ($4.1 million was recorded to cost of sales and $5.4 million to other (income) and expense, net) and recording expenses of $3.0 million ($1.2 million was recorded to cost of sales and $1.8 million to other (income) and expense, net), respectively, and reducing the retained earnings balance for the year ended December 31, 2022, by $29.6 million. The Company has revised the 2023 and 2024 net earnings attributable to the Company by reducing it by $9.5 million and $3.0 million, respectively. The revised impact on basic and diluted earnings per share for 2023 and 2024 was a reduction of $0.15 and $0.05, respectively. The revisions ensure comparability across all periods in the Consolidated Financial Statements.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2025.  In conducting this evaluation, the Company used the framework set forth in the report titled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.Other Information

During the fiscal quarter ended December 31, 2025, no director or officer of the Company notified the Company that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders. The Company has adopted the Mohawk Industries, Inc. Standards of Conduct and Ethics, which applies to all of its directors, officers and employees. The standards of conduct and ethics are publicly available on the Company’s website at http://www.mohawkind.com and will be made available in print without charge to any stockholder who requests them. If the Company makes any substantive amendments to the standards of conduct and ethics, or grants any waiver, including any implicit waiver, from a provision of the standards required by regulations of the Commission to apply to the Company’s chief executive officer, chief financial officer or chief accounting officer, the Company will disclose the nature of the amendment or waiver on its website. The Company may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC. The Company has adopted the Mohawk Industries, Inc. Board of Directors Corporate Governance Guidelines, which are publicly available on the Company’s website and will be made available in print without charge to any stockholder who requests it.

Insider Trading Policies and Procedures

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. The Company believes these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of the Company’s Insider Trading Policy is incorporated by reference into this Annual Report on Form 10-K as Exhibit 19.

Item 11.Executive Compensation

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 19, 2026, the Company's Board of Directors appointed Nicholas P. Manthey as the Company's Chief Financial Officer effective April 1, 2026. Mr. Manthey, age 45, most recently served as the Company’s Vice President - Corporate Finance and Investor Relations from June 2025 until April 2026, and previously as Chief Financial Officer of the Company's Flooring North America reporting segment from July 2020 to June 2025. Prior to joining the Company, Mr. Manthey held several senior finance positions at Bridgestone Americas from 2015 to 2020, including most recently serving as Vice President of Finance. Earlier in his career, he served in various finance roles at Intel Corporation from 2004 to 2015.

In connection with his appointment, Mr. Manthey will receive an annualized base salary of $650,000 and participate in the Company’s annual cash bonus and equity incentive plans. He will also receive a sign-on equity award valued at $500,000 in restricted stock units, which will vest ratably on the first, second and third anniversary of the grant date.

There are no family relationships between Mr. Manthey and any director or executive officer of the Company, and there are no relationships or related transactions between Mr. Manthey and the Company required to be reported.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14.Principal Accounting Fees and Services

The Company’s independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor ID: 185.

The information required by this item is incorporated by reference to information contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

3. Exhibits

The exhibit number for the exhibit as originally filed is included in parentheses at the end of the description.

Exhibit Number	Description

*2.1	Agreement and Plan of Merger dated as of December 3, 1993 and amended as of January 17, 1994, among Mohawk, AMI Acquisition Corp., Aladdin and certain Shareholders of Aladdin. (Incorporated herein by reference to Exhibit 2.1(a) in the Company’s Registration Statement on Form S-4, Registration No. 333-74220.)

*3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

*3.2	Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated November 1, 2024.)

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

*10.16	Mohawk Industries, Inc. Non-Employee Director Stock Compensation Plan. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K filed on February 20, 2025).

*10.17
Mohawk Industries, Inc. 2017 Incentive Plan (Incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-13697) filed with the Securities and Exchange Commission on April 6, 2017.)

*10.18	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 22, 2023.)

*19	Mohawk Industries. Inc. Insider Trading Policy (Incorporated herein by reference to Exhibit 19 of the Company's Annual Report on Form 10-K filed on February 20, 2025.)

21	Subsidiaries of the Registrant.

22	Subsidiary Guarantors.

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act

*97	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February23, 2024.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Indicates exhibit incorporated by reference.
Item 16.Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mohawk Industries, Inc.
	By:	/s/ JEFFREY S. LORBERBAUM
February 23, 2026		Jeffrey S. Lorberbaum
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2026	/s/ JEFFREY S. LORBERBAUM
Jeffrey S. Lorberbaum
Chairman and Chief Executive Officer (principal executive officer)

February 23, 2026	/s/ JAMES F. BRUNK
James F. Brunk
Chief Financial Officer (principal financial officer)

February 23, 2026	/s/ DAVID L. REPP
David L. Repp
Chief Accounting Officer and Corporate Controller (principal accounting officer)

February 23, 2026	/s/ BRUCE C. BRUCKMANN
Bruce C. Bruckmann
Director

February 23, 2026	/s/ JERRY W. BURRIS
Jerry W. Burris
Director

February 23, 2026	/s/ JOHN M. ENGQUIST
John M. Engquist
Director

February 23, 2026	/s/ JOSEPH A. ONORATO
Joseph A. Onorato
Director

February 23, 2026	/s/ WILLIAM H. RUNGE III
William H. Runge III
Director

February 23, 2026	/s/ KAREN A. SMITH BOGART
Karen A. Smith Bogart
Director

February 23, 2026	/s/ BERNARD P. THIERS
Bernard P. Thiers
Director

February 23, 2026	/s/ W. CHRISTOPHER WELLBORN
W. Christopher Wellborn
Director