Form 10-Q
period 2026-04-04
MOHAWK INDUSTRIES INC
filed 2026-05-01
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of April 29, 2026, the latest practicable date, is as follows: 60,953,145 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (the “Company”) claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. Important factors that could cause future results to differ from historical experience and our present expectations or projections include, but are not limited to, the following: changes in economic or industry conditions; the impact of tariffs; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; rising energy costs and changes in the level of supply thereof; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s United States Securities and Exchange Commission reports and public announcements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	April 4, 2026	March 29, 2025
Net sales	$2,728.7	2,525.8
Cost of sales	2,086.8	1,942.5
Gross profit	641.9	583.3
Selling, general and administrative expenses	530.1	487.3
Operating income	111.8	96.0
Interest expense	2.4	6.4
Other (income) and expense, net	1.2	(0.5)
Earnings before income taxes	108.2	90.1
Income tax expense (benefit)	(8.9)	17.5
Net earnings including noncontrolling interests	117.1	72.6
Less: net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Mohawk Industries, Inc.	$117.1	72.6

Basic earnings per share attributable to Mohawk Industries, Inc.	$1.91	1.16
Weighted-average common shares outstanding—basic	61.4	62.6

Diluted earnings per share attributable to Mohawk Industries, Inc.	$1.90	1.15
Weighted-average common shares outstanding—diluted	61.7	62.9
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Net earnings including noncontrolling interests	$117.1	72.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(52.7)	255.4
Other comprehensive income (loss)	(52.7)	255.4
Comprehensive income	64.4	328.0
Less: comprehensive income attributable to noncontrolling interests	1.3	0.3
Comprehensive income attributable to Mohawk Industries, Inc.	$63.1	327.7
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	April 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$872.3	856.1
Receivables, net	2,092.7	1,924.1
Inventories	2,680.5	2,661.7
Prepaid expenses	544.0	512.2
Other current assets	10.7	13.0
Total current assets	6,200.2	5,967.1
Property, plant and equipment	10,978.9	11,032.0
Less: accumulated depreciation	6,316.3	6,260.0
Property, plant and equipment, net	4,662.6	4,772.0
Right of use operating lease assets	394.6	408.7
Goodwill	1,195.9	1,210.3
Tradenames	690.6	695.8
Other intangible assets subject to amortization, net	109.3	117.4
Deferred income taxes and other non-current assets	537.9	516.0
Total assets	$13,791.1	13,687.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$381.1	289.3
Accounts payable and accrued expenses	2,370.2	2,310.4
Current operating lease liabilities	120.0	122.4
Total current liabilities	2,871.3	2,722.1
Deferred income taxes	171.1	185.4
Long-term debt, less current portion	1,730.2	1,741.2
Non-current operating lease liabilities	292.2	304.4
Other long-term liabilities	346.6	355.5
Total liabilities	$5,411.4	5,308.6
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$—	—
Common stock, $.01 par value; 150.0 shares authorized; 68.4 and 68.8 shares issued 2026 and 2025, respectively	0.7	0.7
Additional paid-in capital	1,993.7	1,992.6
Retained earnings	7,555.6	7,503.1
Accumulated other comprehensive income (loss)	(959.3)	(907.9)
	8,590.7	8,588.5
Less: treasury stock at cost; 7.3 shares in 2026 and 2025	215.1	215.2
Total Mohawk Industries, Inc. stockholders’ equity	8,375.6	8,373.3
Noncontrolling interests	4.1	5.4
Total stockholders’ equity	8,379.7	8,378.7
Total liabilities and stockholders’ equity	$13,791.1	13,687.3
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net earnings including noncontrolling interests	$117.1	72.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	7.7	19.8
Depreciation and amortization	181.8	150.4
Deferred income taxes	(38.9)	(31.4)
(Gain) and loss on disposal of property, plant and equipment	1.4	(0.1)
Stock-based compensation expense	7.4	7.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(175.1)	(273.7)
Inventories	(31.4)	(40.0)
Accounts payable and accrued expenses	80.3	111.8
Other assets and prepaid expenses	(21.4)	(17.1)
Other liabilities	(18.8)	3.8
Net cash provided by operating activities	110.1	3.7
Cash flows from investing activities:
Additions to property, plant and equipment	(102.3)	(89.1)
Net cash used in investing activities	(102.3)	(89.1)
Cash flows from financing activities:
Payments on Senior Credit Facility	(166.5)	(77.7)
Proceeds from Senior Credit Facility	166.5	77.7
Payments on commercial paper	(2,926.7)	(2,998.2)
Proceeds from commercial paper	3,019.2	3,125.7
Net payments of other financing activities	(12.7)	(11.4)
Purchase of Mohawk common stock	(64.7)	(25.5)
Change in outstanding checks in excess of cash	(3.3)	0.2
Net cash provided by financing activities	11.8	90.8
Effect of exchange rate changes on cash and cash equivalents	(3.4)	30.5
Net change in cash and cash equivalents	16.2	35.9
Cash and cash equivalents, beginning of period	856.1	666.6
Cash and cash equivalents, end of period	$872.3	702.5
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Mohawk,” or “the Company” as used in this Form 10-Q refer to Mohawk Industries, Inc.

Interim Reporting

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the Company’s description of critical accounting policies, included in the Company’s 2025 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements—Recently Adopted

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows public entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. That is, current information may be used without making adjustments for expected future changes to relevant data that may impact collectability of receivables. The Company adopted the practical expedient allowed in ASU 2025-05 as of January 1, 2026, with no material impact on reported financial results.

On November 26, 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted the new guidance on a prospective basis as of January 1, 2026, with no impact on the reported financials, as there were no transactions occurring within the scope of the new guidance.

Recent Accounting Pronouncements—Effective in Future Periods

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

Revision of Previously Issued Financial Statements

As disclosed in Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, the Company identified an immaterial error related to intercompany activity impacting accounts receivable. The Company determined that the impacts of the error were not material, individually or in the aggregate, to its previously issued Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements for any of the prior quarters or the annual period in which they occurred. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission, the Company concluded that correcting the cumulative error in the period during which the error was identified would be material to its results of operations for the fiscal year ended December 31, 2025. As a result, the opening retained earnings as presented in the Form 10-K was adjusted by $42.1 million.

The identified error does not impact the consolidated statements of operations or cash flows for any of the periods presented in this filing. Additional detail regarding the nature of the revision is included in Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

2. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $70.9 million and $74.3 million as of April 4, 2026, and December 31, 2025, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three months ended April 4, 2026, and March 29, 2025, was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $61.3 million and $58.8 million as of April 4, 2026, and December 31, 2025, respectively. Straight-line amortization expense recognized during the three months ended April 4, 2026, and March 29, 2025, related to these capitalized costs was $18.5 million and $12.0 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended April 4, 2026, and March 29, 2025:

(In millions)
April 4, 2026	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$582.3	853.7	4.3	1,440.3
Europe	298.7	1.2	589.1	889.0
Latin America	171.9	1.7	10.9	184.5
Other	44.5	23.4	147.0	214.9
Total	$1,097.4	880.0	751.3	2,728.7

Product Categories:
Ceramic & Stone	$1,081.5	—	—	1,081.5
Carpet & Resilient	15.9	676.5	205.8	898.2
Laminate & Wood	—	203.5	244.9	448.4
Other (1)	—	—	300.6	300.6
Total	$1,097.4	880.0	751.3	2,728.7

March 29, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$542.8	835.5	2.0	1,380.3
Europe	254.2	0.4	519.6	774.2
Latin America	153.5	0.7	8.5	162.7
Other	43.3	25.8	139.5	208.6
Total	$993.8	862.4	669.6	2,525.8

Product Categories:
Ceramic & Stone	$976.0	—	—	976.0
Carpet & Resilient	17.8	677.4	193.1	888.3
Laminate & Wood	—	185.0	206.7	391.7
Other (1)	—	—	269.8	269.8
Total	$993.8	862.4	669.6	2,525.8
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three months ended April 4, 2026, and March 29, 2025:

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Cost of sales:
Restructuring costs	$34.8	25.2
Restructuring and acquisition integration-related costs	$34.8	25.2

Selling, general and administrative expenses:
Restructuring costs	$2.6	0.1
Acquisition transaction-related costs	0.2	—
Restructuring, acquisition transaction and integration-related costs	$2.8	0.1

During 2022 and 2023, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2024 and 2025, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above, including assets and product rationalizations and workforce reductions to further reduce costs and streamline the business for the future.

The following table summarizes the restructuring activities for the three months ended April 4, 2026:

(In millions)	Lease impairments	Asset Write- Downs and (Gains) on Disposals, net	Severance	Other Restructuring Costs	Total
Balance as of December 31, 2025	$—	—	27.2	—	27.2
Restructuring costs
Global Ceramic	1.2	1.5	0.4	0.2	3.3
Flooring NA	—	29.3	0.1	1.9	31.3
Flooring ROW	—	0.9	0.1	1.8	2.8
Total restructuring costs	1.2	31.7	0.6	3.9	37.4
Cash proceeds (payments)	—	5.3	(13.0)	(3.9)	(11.6)
Non-cash (expense) income	(1.2)	(37.0)	2.2	—	(36.0)
Balances as of April 4, 2026	$—	—	17.0	—	17.0

Restructuring costs recorded in:
Cost of sales	$1.2	31.0	—	2.6	34.8
Selling, general and administrative expenses	—	0.7	0.6	1.3	2.6
Total restructuring costs	$1.2	31.7	0.6	3.9	37.4

The Company currently estimates that it will incur additional restructuring costs of approximately $10 to $20 million primarily related to asset disposals and other restructuring related costs, which are expected to be executed throughout 2026 and into 2027.

As of April 4, 2026, the accrual balance related to restructuring activities was $0.1 million for plans approved prior to 2024, $2.1 million for plans approved during 2024 and $14.8 million for plans approved during 2025.

For the plans approved prior to 2024, restructuring expenses of $0.1 million were recorded during the three months ended April 4, 2026. For the plans approved during 2024, restructuring expenses of $3.7 million were recorded during the three months ended April 4, 2026. For the plans approved during 2025, restructuring expenses of $33.6 million were recorded during the three months ended April 4, 2026.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

4. Receivables, net

(In millions)	April 4, 2026	December 31, 2025
Customers, trade	$1,926.4	1,773.0
Income tax receivable	40.5	39.3
Other	190.5	184.2
Less: allowance for discounts, claims and doubtful accounts	64.7	72.4
Receivables, net	$2,092.7	1,924.1

5. Inventories

(In millions)	April 4, 2026	December 31, 2025
Finished goods	$1,957.0	1,926.2
Work in process	141.9	129.8
Raw materials	581.6	605.7
Total inventories	$2,680.5	2,661.7

6. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2025(1)	$—	379.9	830.4	1,210.3
Goodwill recognized	—	0.1	—	0.1
Currency translation	—	—	(14.5)	(14.5)
Balances as of April 4, 2026	$—	380.0	815.9	1,195.9
(1) Net of accumulated impairment losses of $2,886.7 ($1,644.7 in Global Ceramic, $557.9 in Flooring NA and $684.1 in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2025	$695.8
Currency translation during the period	(5.2)
Balance as of April 4, 2026	$690.6

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balance as of December 31, 2025
Gross carrying amount	$716.2	265.8	9.1	991.1
Intangible assets acquired	—	—	0.9	0.9
Accumulated amortization	(607.2)	(264.5)	(2.9)	(874.6)
Net intangible assets subject to amortization	109.0	1.3	7.1	117.4
Balance as of April 4, 2026
Gross carrying amount	708.1	260.6	10.0	978.7
Accumulated amortization	(606.9)	(259.5)	(3.0)	(869.4)
Net intangible assets subject to amortization	$101.2	1.1	7.0	109.3

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Amortization expense	$7.4	6.6

7. Accounts Payable and Accrued Expenses

(In millions)	April 4, 2026	December 31, 2025
Outstanding checks in excess of cash	$0.4	3.7
Accounts payable, trade	1,205.4	1,088.9
Accrued expenses	853.1	896.7
Product warranties	20.8	22.3
Accrued interest	17.8	19.2
Accrued compensation and benefits	272.7	279.6
Total accounts payable and accrued expenses	$2,370.2	2,310.4

8. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2025	$(908.6)	0.7	(907.9)
Current period other comprehensive income (loss)	(51.4)	—	(51.4)
Balance as of April 4, 2026	$(960.0)	0.7	(959.3)

9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 246,036 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $123.16 per unit for the three months ended April 4, 2026. The Company granted 304,989 RSUs at a weighted average grant-date fair value of $116.08 for the three months ended March 29, 2025. The Company recognized stock-based compensation expense related to RSUs of $7.4 million ($5.5 million net of taxes) and $7.6 million ($5.6 million net of taxes) for the three months ended April 4, 2026, and March 29, 2025, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $43.6 million as of April 4, 2026, and will be recognized as expense over a weighted-average period of approximately 2.31 years.

10. Other Income and Expense, net

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Foreign currency (gains) losses, net	$1.2	0.7
All other, net	—	(1.2)
Total other (income) and expense, net	$1.2	(0.5)

11. Income Taxes

For the three months ended April 4, 2026, the Company recorded income tax benefit of $8.9 million on earnings before income taxes of $108.2 million for an effective tax rate of (8.2)%. For the three months ended March 29, 2025, the Company recorded income tax expense of $17.5 million on earnings before income taxes of $90.1 million, for an effective tax rate of 19.4%. The decrease in the effective tax rate was primarily attributable to tax benefits recognized during the three months ended April 4, 2026, including (i) a one-time U.S. tax benefit associated with a legal entity restructuring initiative, (ii) tax credits issued by the Brazilian government related to prior years, and (iii) a foreign tax credit benefit recorded in connection with a U.S. amended return. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods and a non-recurring benefit recorded during the three months ended March 29, 2025 related to a prior period adjustment to deferred taxes.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended April 4, 2026, and March 29, 2025.

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of December 31, 2025	68.8	$0.7	$1,992.6	$7,503.1	($907.9)	(7.3)	($215.2)	$5.4	$8,378.7
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	—	(6.3)	—	—	—	0.1	—	(6.2)
Stock-based compensation expense	—	—	7.4	—	—	—	—	—	7.4
Repurchases of common stock	(0.6)	—	—	(64.6)	—	—	—	—	(64.6)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
De-consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(51.4)	—	—	—	(51.4)
Prior pension and post-retirement benefit service cost and actuarial loss	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	117.1	—	—	—	—	117.1
Balances as of April 4, 2026	68.4	$0.7	$1,993.7	$7,555.6	($959.3)	(7.3)	($215.1)	$4.1	$8,379.7

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(In millions)	Shares	Amount				Shares	Amount

Balance as of December 31, 2024	69.9	$0.7	$1,968.8	$7,283.0	($1,527.9)	(7.3)	($215.3)	$5.5	$7,514.8
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	—	(5.2)	—	—	—	0.1	—	(5.1)
Stock-based compensation expense	—	—	7.6	—	—	—	—	—	7.6
Repurchases of common stock	(0.2)	—	—	(25.5)	—	—	—	—	(25.5)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment on noncontrolling interests	—	—	—	—	—	—	—	0.3	0.3
Purchase of noncontrolling interest, net of taxes	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	255.1	—	—	—	255.1
Prior pension and post-retirement benefit service cost and actuarial gain	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	72.6	—	—	—	—	72.6
Balances as of March 29, 2025	69.8	$0.7	$1,971.2	$7,330.1	($1,272.8)	(7.3)	($215.2)	$5.8	$7,819.8

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

	Three Months Ended
(In millions, except per share data)	April 4, 2026	March 29, 2025
Net earnings attributable to Mohawk Industries, Inc.	$117.1	72.6

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	61.4	62.6
Add dilutive potential common shares—RSUs	0.3	0.3
Weighted-average common shares outstanding—diluted	61.7	62.9

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$1.91	1.16
Diluted	$1.90	1.15

14. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home centers, tile and flooring retailers, residential builders, residential and commercial contractors and commercial end users. Flooring NA designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and luxury vinyl tile (“LVT”) and wood flooring, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through various selling channels, including independent floor covering retailers, distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, residential builders, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, carpet, carpet tile, wood flooring, roofing elements, insulation materials, medium-density fiberboard (“MDF”), chipboards and other wood products, which it distributes primarily in Europe and Oceania through various selling channels, which include independent floor covering retailers, Company-operated distributors, independent distributors and home centers.

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
Significant segment sales, expenses and assets information is as follows:

(In millions)	April 4, 2026	December 31, 2025
Assets:
Global Ceramic	$5,248.7	5,155.0
Flooring NA	3,835.5	3,832.6
Flooring ROW	3,972.1	3,989.2
Corporate and intersegment eliminations	734.8	710.5
Total	$13,791.1	13,687.3

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Geographic net sales:
United States	$1,440.3	1,380.3
Europe (1)	889.0	774.2
Latin America	184.5	162.7
Other	214.9	208.6
Total	$2,728.7	2,525.8

Net sales by product categories:
Ceramic & Stone	$1,081.5	976.0
Carpet & Resilient	898.2	888.3
Laminate & Wood	448.4	391.7
Other(2)	300.6	269.8
Total	$2,728.7	2,525.8
(1) Russia revenue included in Europe.
(2) Other includes roofing elements, insulation boards, chipboards and IP contracts.

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Net sales:
Global Ceramic	$1,097.4	993.8
Flooring NA	880.0	862.4
Flooring ROW	751.3	669.6
Total	$2,728.7	2,525.8

Cost of Sales:
Global Ceramic	$806.3	733.90
Flooring NA	708.6	691.90
Flooring ROW	571.9	516.70
Total	$2,086.8	1,942.5

Selling, general and administrative expenses:
Global Ceramic	$239.7	218.0
Flooring NA	167.5	161.2
Flooring ROW	108.8	94.0
Corporate and intersegment eliminations	14.1	14.1
Total	$530.1	487.3

Operating income (loss):
Global Ceramic	$51.2	41.8
Flooring NA	3.8	9.3
Flooring ROW	70.5	58.7
Total	$125.5	109.8

Reconciliation of segment operating income (loss) to consolidated earnings (loss) before income taxes
Unallocated amounts:
General Corporate expense	$13.7	13.8
Other (income) and expense, net	1.2	(0.5)
Interest expense	2.4	6.4
Earnings (loss) before income taxes	$108.2	90.1

Depreciation and amortization:
Global Ceramic	$54.9	53.6
Flooring NA	81.4	56.3
Flooring ROW	44.5	38.7
Corporate and intersegment eliminations	1.0	1.8
Total	$181.8	150.4

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Capital expenditures (excluding acquisitions):
Global Ceramic	$38.6	31.9
Flooring NA	31.9	34.0
Flooring ROW	29.6	23.2
Corporate and intersegment eliminations	2.2	—
Total	$102.3	89.1

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

The municipalities and counties assert common law and statutory claims seeking to recover the costs of installing water filtration systems to filter out the PFAS that is allegedly in the drinking water sources. The counties that claim contamination of their landfills assert common law and statutory claims seeking to recover the costs of remediating the PFAS that is allegedly in the landfills. The private landowners allege that biosolids sludge applied on or near their real property contained PFAS or allege that PFAS from nearby manufacturing facilities ended up on their real property. Those landowners assert common law and statutory claims seeking to recover the costs of remediating the PFAS that is allegedly on their real property. Finally, the rate payers that claim their drinking water rates have increased due to PFAS include a proposed class of water subscribers with the Rome Water and Sewer Division and/or the Floyd County Water Department in Georgia. The rate payers assert common law and statutory claims and seek to recover past and future damages due to the rate increases.

The Company believes that it has significant defenses against the allegations in these lawsuits and will continue to vigorously defend against these claims.

Silica Litigation

The Company is subject to certain claims related to exposure to silica dust that have been submitted against it or its subsidiaries. A majority of these outstanding claims have been filed against the Company by a single plaintiff group in California, bringing the total number of cases now outstanding to approximately 500. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans owed by IVC BV, one of the Company’s subsidiaries in Belgium. The BTA has asserted that these liabilities were not genuine liabilities for Belgian tax purposes. The BTA issued assessments for the years ended December 31, 2017, 2018, 2019, 2020, and 2021 totaling €1.2 billion (including penalties but excluding late payment interest) on IVC BV, whereby it rejected certain interest deductions and the deduction for dividends received from one of its subsidiaries and asserted the inclusion of income related to these loans. These disputed assessments are still in the administrative phase and have been appealed administratively before the BTA by IVC BV. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

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

At the Company’s election, United States-dollar denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1, 3 or 6 month periods, as selected by the Company, plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of April 4, 2026), or (b) the Base Rate (defined as the higher of the Wells Fargo Bank, National Association prime rate, the Federal Funds Effective Rate plus 0.5%, or SOFR (plus a 0.10% SOFR adjustment) for a 1 month period rate plus 1.0%), plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of April 4, 2026). At the Company’s election, revolving loans under the Senior Credit Facility denominated in Canadian dollars, Australian dollars, Hong Kong dollars or euros bear interest at annual rates equal to either (a) the applicable benchmark for such currency plus an applicable margin ranging between 1.00% and 1.75% (1.00% as of April 4, 2026), or (b) the Base Rate plus an applicable margin ranging between 0.00% and 0.75% (0.00% as of April 4, 2026). The Company also pays a commitment fee to the lenders under the Senior Credit Facility on the average amount by which the aggregate commitments of the lenders exceed utilization of the Senior Credit Facility ranging from 0.09% to 0.20% per annum (0.09% as of April 4, 2026). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable). On October 28, 2021, the Company amended the Senior Credit Facility to replace LIBOR for euros with the EURIBOR benchmark rate.

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

As of April 4, 2026, amounts used under the Senior Credit Facility included $0.0 million of borrowings and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $359.2 million under the Senior Credit Facility, resulting in a total of $1,225.8 million available as of April 4, 2026.

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

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of April 4, 2026, there was $341.0 million outstanding under the United States commercial paper program, and $17.3 million under the European program. The weighted-average interest rate and maturity period for the U.S. program were 4.02% and 10 days, respectively. The weighted-average interest rate and maturity period for the European program were 2.28% and 13 days, respectively.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 4, 2026		December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.750% Senior Notes, payable June 12, 2027; interest payable annually	$565.0	575.9	581.0	587.4
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	480.0	500.0	485.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	618.0	600.0	624.0	600.0
United States commercial paper	341.0	341.0	155.0	155.0
European commercial paper	17.3	17.3	111.6	111.6
Senior Credit Facility, payable August 12, 2027	—	—	—	—
Finance leases and other	82.8	82.8	82.8	82.8
Unamortized debt issuance costs	(5.7)	(5.7)	(6.3)	(6.3)
Total debt	2,098.4	2,111.3	2,033.1	2,030.5
Less: current portion of long-term debt and commercial paper	381.1	381.1	289.3	289.3
Long-term debt, less current portion	$1,717.3	1,730.2	1,743.8	1,741.2

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17. Supplemental Cash Flow Information

	Three Months Ended
(In millions)	April 4, 2026	March 29, 2025
Cash paid during the periods for:
Interest, net	$8.1	13.0
Income taxes (1)	$20.5	27.1

Supplemental schedule of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$53.6	64.2

(1) Net of refunds received for the three months ended April 4, 2026

ROU assets obtained in exchange for lease obligations:
Operating leases	$20.2	33.2
Finance leases	$4.1	1.2

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations from management's perspective should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Macroeconomic Conditions

While commercial demand remained stable through the first quarter of 2026, continued softness in U.S. housing turnover, sluggish new home construction and weak consumer confidence negatively affected the Company’s markets. Housing turnover in the Company's major regions remained near historically low levels, driven by affordability challenges, elevated mortgage rates and home prices, and broader economic uncertainty. While the Company believes the ongoing housing shortage across its markets, along with elevated consumer savings, and stable employment conditions, may support greater participation in the housing market as consumer confidence improves, the ongoing impact of soft demand, inflationary pressures and elevated interest rates to the Company’s business, financial condition, results of operations, and prospects cannot be determined at this time.

Over the last several quarters, the Company has implemented a number of restructuring actions and operational improvements intended to support sales performance, improve product mix, reduce its cost structure and enhance long‑term competitiveness. Cumulatively, restructuring actions initiated since 2022 are expected to deliver annualized benefits of approximately $360 million. The Company believes these actions reflect its disciplined approach to capital allocation in the current environment. The Company remains focused on effectively managing near‑term market conditions, pursuing profitable growth opportunities, and positioning the Company to benefit when housing activity recovers.

Tariffs Update

The Company continues to actively monitor trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. On February 20, 2026, the U.S. Supreme Court issued a ruling addressing the validity of certain tariffs implemented under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under IEEPA are due refunds. While the Company has paid tariffs on certain imported products and materials that were subject to these IEEPA‑based duties, the nature, timing, and extent of any such refunds remains uncertain. The Company has taken steps to mitigate the implemented tariffs through managing inventory of sourced products, adjusting prices and optimizing its supply chain. The Company continues to monitor changing tariff levels and adjust its strategies to mitigate their impact as trade policy evolves. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely impact the Company’s business, financial condition, results of operations, and prospects.

Geopolitical Conflicts

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflicts. The ongoing conflicts in the Middle East region have resulted in higher energy prices, including for fuel, oil and natural gas, and have resulted in supply chain disruptions and increased transportation barriers that have adversely impacted the Company’s cost of goods sold. Higher energy and fuel prices have also negatively affected consumer confidence, resulting in the deferral of discretionary projects and weakened market demand. In addition, the Company maintains operations in Russia through its Global Ceramic and Flooring ROW reporting segments. The Company continues to face legal, regulatory, financial, operational and reputational risks due to its Russian operations. For more information, please refer to Risk Factors, “The Company faces risks and uncertainties related to its operations in Russia” in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025.

Further escalation or continuation of conflicts in the Middle East, Russia, Ukraine, and elsewhere could result in additional supply chain disruptions, higher energy and raw material prices, increased transportation barriers and decreased market demand. The extent to which these conflicts may affect the Company’s business, financial condition, results of operations and prospects cannot be predicted. More broadly, ongoing military conflicts may result in economic sanctions or embargoes, regional instability, geopolitical shifts, retaliatory actions (including the potential nationalization of foreign‑owned businesses), increased tensions between the U.S. and countries in which the Company operates, and adverse impacts on the global economy, any of which could negatively affect the Company’s business and results of operations.

Liquidity and Capital Expenditures Overview

The Company believes it is well positioned with a strong balance sheet. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases and pay current debt as it becomes due. For information on risks that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A in the Company’s 2025 Annual Report filed on Form 10-K.

In 2026, the Company plans to invest approximately $480 million focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended April 4, 2026, the net earnings attributable to the Company were $117.1 million compared to the net earnings attributable to the Company of $72.6 million for the three months ended March 29, 2025. The change was primarily attributable to increased productivity, the favorable current year comparative impact of the order management system conversion, the tax benefit recognized, and more shipping days, partially offset by higher input costs and lower volume.

Results of Operations

Quarter Ended April 4, 2026, as compared with Quarter Ended March 29, 2025

Net sales

Net sales for the three months ended April 4, 2026 were $2,728.7 million, reflecting an increase of $202.9 million, or 8.0%, from $2,525.8 million reported for the three months ended March 29, 2025. The increase was primarily attributable to more shipping days for the quarter ended April 4, 2026, of approximately $143 million; the favorable net impact of foreign exchange rates of approximately $127 million and the $50 million favorable current year comparative impact of the order management system conversion, partially offset by lower sales volume of approximately $100 million and the unfavorable net impact of price and product mix of approximately $15 million.

Global Ceramic—Net sales for the three months ended April 4, 2026 were $1,097.4 million, reflecting an increase of $103.6 million, or 10.4%, from $993.8 million reported for the three months ended March 29, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $57 million; more shipping days for the quarter ended April 4, 2026, of approximately $49 million and the favorable net impact of price and product mix of approximately $18 million, partially offset by lower sales volume of approximately $15 million.

Flooring NA—Net sales for the three months ended April 4, 2026 were $880.0 million, reflecting an increase of $17.6 million, or 2.0%, from $862.4 million reported for the three months ended March 29, 2025. The increase was primarily attributable to more shipping days for the quarter ended April 4, 2026, of approximately $53 million and the $50 million favorable current year comparative impact of the order management system conversion, partially offset by lower sales volume of approximately $63 million and the unfavorable net impact of price and product mix of approximately $25 million.

Flooring ROW—Net sales for the three months ended April 4, 2026 were $751.3 million, reflecting an increase of $81.7 million, or 12.2%, from $669.6 million for the three months ended March 29, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $70 million and more shipping days for the quarter ended April 4, 2026, of approximately $41 million, partially offset by lower sales volume of approximately $22 million.

Gross profit

Gross profit for the three months ended April 4, 2026 was $641.9 million, an increase of $58.6 million, or 10.0%, compared to gross profit of $583.3 million for the three months ended March 29, 2025. The change was primarily attributable to productivity gains of approximately $32 million; the $25 million favorable current year comparative impact of the order management system conversion and the favorable net impact of foreign exchange rates of approximately $20 million; partially offset by higher input costs of approximately $28 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 4, 2026 were $530.1 million, an increase of $42.8 million compared to $487.3 million for the three months ended March 29, 2025. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended April 4, 2026, compared to the three months ended March 29, 2025.

Operating income (loss)

Operating income for the three months ended April 4, 2026 was $111.8 million, reflecting an increase of $15.8 million, or 16.5%, compared to operating income of $96.0 million for the three months ended March 29, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $36 million; the $30 million favorable current year comparative impact of the order management system conversion; partially offset by higher input costs of approximately $38 million; higher restructuring, acquisition and integration-related, and other costs of approximately $11 million.

Global Ceramic—Operating income was $51.2 million for the three months ended April 4, 2026, reflecting an increase of $9.4 million compared to operating income of $41.8 million for the three months ended March 29, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $21 million and the favorable net impact of price and product mix of approximately $13 million; partially offset by higher input costs of approximately $30 million.

Flooring NA—Operating income was $3.8 million for the three months ended April 4, 2026, reflecting a decrease of $5.5 million compared to operating income of $9.3 million for the three months ended March 29, 2025. The decrease in operating income was primarily attributable to higher restructuring, acquisition and integration-related, and other costs of approximately $15 million; higher input costs of approximately $13 million; partially offset by the $30 million favorable current year comparative impact of the order management system conversion.

Flooring ROW—Operating income was $70.5 million for the three months ended April 4, 2026, reflecting an increase of $11.8 million compared to operating income of $58.7 million for the three months ended March 29, 2025. The increase in operating income was primarily attributable to productivity gains; lower input costs, partially offset by the unfavorable net impact of price and product mix.

Interest expense

Interest expense was $2.4 million for the three months ended April 4, 2026, reflecting a decrease of $4.0 million compared to interest expense of $6.4 million for the three months ended March 29, 2025. The decrease was primarily attributable to cash flow generation resulting in lower financing needs.

Other (income) expense, net

Other expense, net was $1.2 million for the three months ended April 4, 2026 compared to other income, net of $0.5 million for the three months ended March 29, 2025. Other income and expense, net did not significantly change for the three months ended April 4, 2026, from the three months ended March 29, 2025.

Income tax expense

For the three months ended April 4, 2026, the Company recorded income tax benefit of $8.9 million on earnings before income taxes of $108.2 million, for an effective tax rate of (8.2)%. For the three months ended March 29, 2025, the Company recorded income tax expense of $17.5 million on earnings before income taxes of $90.1 million, for an effective tax rate of 19.4%. The decrease in the effective tax rate was primarily attributable to tax benefits recognized during the three months ended April 4, 2026, including (i) a one-time U.S. tax benefit associated with a legal entity restructuring initiative, (ii) tax credits issued by the Brazilian government related to prior years, and (iii) a foreign tax credit benefit recorded in connection with a U.S. amended return. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods and a non-recurring benefit recorded during the three months ended March 29, 2025 related to a prior period adjustment to deferred taxes.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first three months of 2026 was $110.1 million, compared to net cash provided by operating activities of $3.7 million in the first three months of 2025. The change was primarily attributable to the change in accounts receivable; higher net earnings; change in accounts payable and change in inventories.

Net cash used in investing activities in the first three months of 2026 was $102.3 million compared to net cash used in investing activities of $89.1 million in the first three months of 2025. The change was primarily attributable to the increase in capital expenditures of $13.2 million for the three months ended April 4, 2026, compared to the three months ended March 29, 2025.

Net cash provided by financing activities in the first three months of 2026 was $11.8 million compared to net cash provided by financing activities of $90.8 million in the first three months of 2025. The change was primarily attributable to lower net proceeds from commercial paper of $35.0 million (year to date net proceeds of $92.5 million in the first three months of 2026 as compared to net proceeds of $127.5 million in the first three months of 2025) and higher share repurchases of $39.2 million.

As of April 4, 2026, the Company had cash of $872.3 million, of which $491.6 million was in the United States and $380.7 million was in foreign countries, including approximately 30% of the Company's cash and cash equivalents held in Russia. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company plans to permanently reinvest the cash held outside the United States. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “Share Repurchase Program”). For the three months ended April 4, 2026, the Company purchased $64.3 million of its common stock under the Share Repurchase Program. As of April 4, 2026, there remained $355.0 million authorized under the Share Repurchase Program.

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

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2025 Annual Report filed on Form 10-K except as described herein.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates during the period. The Company's critical accounting policies are described in its 2025 Annual Report filed on Form 10-K.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of April 4, 2026.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of April 4, 2026, approximately 83% of the Company’s debt portfolio was comprised of fixed-rate debt and 17% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.9 million for the three months ended April 4, 2026.

There have been no significant changes to the Company’s exposure to market risk as disclosed in the Company’s 2025 Annual Report filed on Form 10-K.

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

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect the Company's business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “Share Repurchase Program”). For the three months ended April 4, 2026, the Company purchased $64.3 million of its common stock under the Share Repurchase Program. As of April 4, 2026, there remained $355.0 million authorized under the Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended April 4, 2026:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions(1)
January 1 through February 7, 2026	—	$—	—	$419.3
February 8 through March 7, 2026	0.2	$116.08	0.2	$397.3
March 8 through April 4, 2026	0.4	$101.03	0.4	$355.0
Total	0.6	$105.73	0.6
(1) On July 25, 2025, the Company announced the Board of Directors’ approval of a share repurchase program in the amount of $500 million, which does not have an expiration date

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended April 4, 2026, no director or officer of the Company notified us that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated October 31, 2024.)
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	May 1, 2026	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	May 1, 2026	By:	/s/ Nicholas P. Manthey
NICHOLAS P. MANTHEY
Chief Financial Officer
(principal financial officer)