Form 10-Q
period 2026-07-04
MOHAWK INDUSTRIES INC
filed 2026-07-31
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of July 29, 2026, the latest practicable date, is as follows: 67,738,145 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (“Mohawk” or the “Company”) claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. Important factors that could cause future results to differ from historical experience and our present expectations or projections include, but are not limited to, the following: changes in economic or industry conditions; the impact of tariffs; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; rising energy costs and changes in the level of supply thereof; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; regulatory and political changes in the jurisdictions in which the Company does business; and other risks identified in Mohawk’s United States Securities and Exchange Commission reports and public announcements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$2,991.4	2,802.1	5,720.1	5,327.9
Cost of sales	2,196.3	2,087.7	4,283.1	4,030.2
Gross profit	795.1	714.4	1,437.0	1,297.7
Selling, general and administrative expenses	541.4	525.7	1,071.5	1,012.9
Operating income	253.7	188.7	365.5	284.8
Interest expense	4.8	5.2	7.1	11.6
Other (income) and expense, net	0.4	3.0	1.7	2.7
Earnings before income taxes	248.5	180.5	356.7	270.5
Income tax expense	52.3	34.0	43.4	51.5
Net earnings including noncontrolling interests	196.2	146.5	313.3	219.0
Less: net earnings attributable to noncontrolling interests	0.1	–	0.1	–
Net earnings attributable to Mohawk Industries, Inc.	$196.1	146.5	313.2	219.0

Basic earnings per share attributable to Mohawk Industries, Inc.	$3.23	2.35	5.13	3.50
Weighted-average common shares outstanding—basic	60.7	62.3	61.0	62.5

Diluted earnings per share attributable to Mohawk Industries, Inc.	$3.22	2.34	5.11	3.49
Weighted-average common shares outstanding—diluted	60.9	62.6	61.3	62.7
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings including noncontrolling interests	$196.2	146.5	313.3	219.0
Other comprehensive income (loss):
Foreign currency translation adjustments	22.0	325.5	(30.7)	580.9
Other comprehensive income (loss)	22.0	325.5	(30.7)	580.9
Comprehensive income	218.2	472.0	282.6	799.9
Less: comprehensive income (loss) attributable to noncontrolling interests	–	0.3	(1.3)	0.6
Comprehensive income attributable to Mohawk Industries, Inc.	$218.2	471.7	283.9	799.3
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	July 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$849.6	856.1
Receivables, net	2,284.3	1,924.1
Inventories	2,585.6	2,661.7
Prepaid expenses	545.7	512.2
Other current assets	8.7	13.0
Total current assets	6,273.9	5,967.1
Property, plant, and equipment, at cost	11,036.3	11,032.0
Less: accumulated depreciation and amortization	6,432.7	6,260.0
Property, plant and equipment, net	4,603.6	4,772.0
Right of use operating lease assets	425.3	408.7
Goodwill	1,191.1	1,210.3
Tradenames	691.1	695.8
Other intangible assets subject to amortization, net	101.3	117.4
Deferred income taxes and other non-current assets	536.9	516.0
Total assets	$13,823.2	13,687.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$761.4	289.3
Accounts payable and accrued expenses	2,393.9	2,310.4
Current operating lease liabilities	120.0	122.4
Total current liabilities	3,275.3	2,722.1
Deferred income taxes	166.4	185.4
Long-term debt, less current portion	1,155.1	1,741.2
Non-current operating lease liabilities	322.2	304.4
Other long-term liabilities	359.5	355.5
Total liabilities	$5,278.5	5,308.6
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$–	–
Common stock, $.01 par value; 150.0 shares authorized; 67.8 and 68.8 shares issued in 2026 and 2025, respectively	0.7	0.7
Additional paid-in capital	2,000.4	1,992.6
Retained earnings	7,691.7	7,503.1
Accumulated other comprehensive income (loss)	(937.1)	(907.9)
	8,755.7	8,588.5
Less: treasury stock at cost; 7.3 shares in 2026 and 2025	215.0	215.2
Total Mohawk Industries, Inc. stockholders' equity	8,540.7	8,373.3
Noncontrolling interests	4.0	5.4
Total stockholders' equity	8,544.7	8,378.7
Total liabilities and stockholders' equity	$13,823.2	13,687.3

See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net earnings including noncontrolling interests	$313.3	219.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	36.6	45.2
Depreciation and amortization	341.1	306.0
Deferred income taxes	(37.6)	(48.0)
(Gain) loss on disposal of property, plant and equipment	3.1	(1.9)
Stock-based compensation expense	14.1	15.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(366.3)	(316.5)
Inventories	63.5	(68.8)
Accounts payable and accrued expenses	171.0	81.0
Other assets and prepaid expenses	(49.7)	(45.6)
Taxes payable	(75.0)	–
Other liabilities	12.5	24.4
Net cash provided by operating activities	426.6	210.0
Cash flows from investing activities:
Additions to property, plant and equipment	(190.6)	(169.3)
Divestitures	3.3	–
Net cash used in investing activities	(187.3)	(169.3)
Cash flows from financing activities:
Payments on Senior Credit Facility	(195.8)	(234.8)
Proceeds from Senior Credit Facility	195.8	260.7
Payments on commercial paper	(6,794.6)	(6,274.3)
Proceeds from commercial paper	6,695.7	6,129.8
Net payments of other financing activities	(15.0)	(17.9)
Purchase of Mohawk common stock	(124.6)	(68.1)
Shares redeemed for taxes	(6.7)	–
Change in outstanding checks in excess of cash	(2.7)	(0.5)
Net cash used in financing activities	(247.9)	(205.1)
Effect of exchange rate changes on cash and cash equivalents	2.1	44.5
Net change in cash and cash equivalents	(6.5)	(119.9)
Cash and cash equivalents, beginning of period	856.1	666.6
Cash and cash equivalents, end of period	$849.6	546.7
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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA tariffs. As the nature, timing, and extent of any such refunds were uncertain, the Company elected to account for refunds as gain contingencies, based on the original tariff cost recognition in accordance with ASC 450, Contingencies (“ASC 450”).

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

On September 19, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages, and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. The new guidance requires entities to consider two factors when determining whether there is significant development uncertainty when considering the probable to complete recognition threshold: (1) Whether the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing; and (2) whether the entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. The new guidance also supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40.

ASU 2025-06 will be effective for annual and interim reporting periods beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual reporting period. The new guidance may be implemented on a prospective basis, a modified transition approach, or a retrospective transition approach. The Company is evaluating the impact of the new guidance.

On May 19, 2026, the FASB issued Accounting Standards Update 2026-02—Environmental Credits and Environmental Credit Obligations (Topic 818), which provides guidance on the recognition and measurement of environmental credits. Under the new ASU, an entity is required to recognize an environmental credit as an asset when it is probable that the environmental credit will be used to settle an environmental credit obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer. In other circumstances (for example, environmental credits acquired to satisfy a voluntary net zero emission initiative), the cost to obtain the environmental credit is expensed when incurred. Entities will also be required to recognize an environmental credit obligation liability when events occurring on or before the reporting date result in an environmental credit obligation (for example, when emissions are created).

The guidance in this Update is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods with early adoption permitted as of the beginning of an annual reporting period. The guidance shall be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. However, prior period financial statements shall not be recast. The Company is currently evaluating the impact of the new guidance.

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

2. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $71.9 million and $74.3 million as of July 4, 2026, and December 31, 2025, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and six months ended July 4, 2026, and June 28, 2025, was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $66.1 million and $58.8 million as of July 4, 2026, and December 31, 2025, respectively. Straight-line amortization expense recognized during the six months ended July 4, 2026, and June 28, 2025, related to these capitalized costs was $23.8 million and $22.8 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended July 4, 2026, and June 28, 2025:

(In millions)
July 4, 2026	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$636.2	952.2	3.6	1,592.0
Europe	340.3	0.7	644.2	985.2
Latin America	187.3	1.2	12.1	200.6
Other	45.9	22.0	145.7	213.6
Total	$1,209.7	976.1	805.6	2,991.4

Product Categories:
Ceramic & Stone	$1,191.6	–	–	1,191.6
Carpet & Resilient	18.1	755.5	216.3	989.9
Laminate & Wood	–	220.6	262.0	482.6
Other (1)	–	–	327.3	327.3
Total	$1,209.7	976.1	805.6	2,991.4

June 28, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$591.0	924.2	3.6	1,518.8
Europe	318.4	1.3	560.4	880.1
Latin America	167.4	1.2	9.9	178.5
Other	44.1	20.1	160.5	224.7
Total	$1,120.9	946.8	734.4	2,802.1

Product Categories:
Ceramic & Stone	$1,101.5	–	–	1,101.5
Carpet & Resilient	19.4	747.9	212.5	979.8
Laminate & Wood	–	198.9	248.9	447.8
Other (1)	–	–	273.0	273.0
Total	$1,120.9	946.8	734.4	2,802.1
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company's segment revenues disaggregated by the geographical market location of customer sales and product categories for the six months ended July 4, 2026, and June 28, 2025:

(In millions)
July 4, 2026	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$1,218.5	1,805.9	7.9	3,032.2
Europe	639.0	1.9	1,233.3	1,874.2
Latin America	359.2	2.9	23.0	385.1
Other	90.4	45.4	292.7	428.6
Total	$2,307.1	1,856.1	1,556.9	5,720.1

Product Categories:
Ceramic & Stone	$2,273.1	—	—	2,273.1
Carpet & Resilient	34.0	1,432.0	422.1	1,888.1
Laminate & Wood	—	424.1	506.9	931.0
Other (1)	—	—	627.9	627.9
Total	$2,307.1	1,856.1	1,556.9	5,720.1

(In millions)
June 28, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$1,133.8	1,759.7	5.6	2,899.1
Europe	572.6	1.7	1,080.0	1,654.3
Latin America	320.9	1.9	18.4	341.2
Other	87.4	45.9	300.0	433.3
Total	$2,114.7	1,809.2	1,404.0	5,327.9

Product Categories:
Ceramic & Stone	$2,077.5	—	—	2,077.5
Carpet & Resilient	37.2	1,425.4	405.7	1,868.3
Laminate & Wood	—	383.8	455.6	839.4
Other (1)	—	—	542.7	542.7
Total	$2,114.7	1,809.2	1,404.0	5,327.9
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and six months ended July 4, 2026, and June 28, 2025:

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cost of sales:
Restructuring costs	$27.0	26.2	61.8	51.5
Acquisition transaction-related costs	–	–	–	–
Restructuring, acquisition transaction and integration-related costs	$27.0	26.2	61.8	51.5

Selling, general and administrative expenses:
Restructuring costs	$11.7	3.2	14.3	3.2
Acquisition transaction-related costs	0.3	–	0.5	–
Restructuring, acquisition transaction and integration-related costs	$12.0	3.2	14.8	3.2

During 2024 and 2025, the Company implemented a number of restructuring actions, productivity initiatives and manufacturing enhancements focused on reducing costs to enhance future performance, including certain facility, asset and product rationalizations and workforce reductions. In 2026, the Company announced further restructuring actions to take advantage of additional opportunities related to the activities described above, including assets and product rationalizations and workforce reductions to further reduce costs and streamline the business for the future.

The following table summarizes the restructuring activities for the three months ended July 4, 2026:

(In millions)	Lease impairments	Asset write-downs and gains on disposals	Severance	Other restructuring costs	Total
Balance as of April 4, 2026	$—	—	17.0	—	17.0
Restructuring costs
Global Ceramic	2.6	1.7	0.1	0.7	5.1
Flooring NA	—	6.7	0.5	6.3	13.5
Flooring ROW	—	10.0	9.0	1.1	20.1
Total restructuring costs	2.6	18.4	9.6	8.1	38.7
Cash payments	—	1.6	(2.8)	(7.7)	(8.9)
Non-cash items	(2.6)	(20.0)	(2.7)	(0.4)	(25.7)
Balance as of July 4, 2026	$–	–	21.1	–	21.1

Restructuring costs recorded in:
Cost of sales	$2.6	16.3	0.7	7.4	27.0
Selling, general and administrative expenses	–	2.1	8.9	0.7	11.7
Total restructuring costs	$2.6	18.4	9.6	8.1	38.7

The following table summarizes the restructuring activities for the six months ended July 4, 2026:

(In millions)	Lease impairments	Asset write-downs and gains on disposals	Severance	Other restructuring costs	Total
Balance as of December 31, 2025	$—	—	27.2	—	27.2
Restructuring costs
Global Ceramic	3.7	3.2	0.5	0.9	8.3
Flooring NA	—	36.0	0.6	8.2	44.8
Flooring ROW	—	11.0	9.1	2.9	23.0
Total restructuring costs	3.7	50.2	10.2	12.0	76.1
Cash proceeds (payments)	—	6.8	(15.8)	(11.5)	(20.5)
Non-cash (expense) income	(3.7)	(57.0)	(0.5)	(0.5)	(61.7)
Balance as of July 4, 2026	$–	–	21.1	–	21.1

Restructuring costs recorded in:
Cost of sales	$3.7	47.3	0.8	10.0	61.8
Selling, general and administrative expenses	–	2.9	9.4	2.0	14.3
Total restructuring costs	$3.7	50.2	10.2	12.0	76.1

The Company currently estimates that it will incur additional restructuring costs of approximately $50 to $60 million primarily related to asset disposals and other restructuring related costs, which are expected to be executed throughout the remainder of 2026 and into 2027.

As of July 4, 2026, the accrual balance related to restructuring activities was $0.1 million for plans approved prior to 2024, $2.0 million for plans approved during 2024, $10.0 million for plans approved during 2025 and $9.0 million for plans approved during 2026.

For the plans approved prior to 2024, restructuring expenses of $1.0 million and $1.1 million were recorded during the three and six months ended July 4, 2026, respectively. For the plans approved during 2024, restructuring expenses of $7.8 million and $11.5 million were recorded during the three and six months ended July 4, 2026, respectively. For the plans approved during 2025, restructuring expenses of $5.3 million and $38.9 million were recorded during the three and six months ended July 4, 2026, respectively. For the plans approved during 2026, restructuring expenses of $24.6 million were recorded during the three and six months ended July 4, 2026.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

4. Receivables, net

(In millions)	July 4, 2026	December 31, 2025
Customers, trade	$2,145.5	1,773.0
Income tax receivable	40.5	39.3
Other	169.7	184.2
Less: allowance for discounts, claims and doubtful accounts	71.4	72.4
Receivables, net	$2,284.3	1,924.1

5. Inventories

(In millions)	July 4, 2026	December 31, 2025
Finished goods	$1,862.8	1,926.2
Work in process	141.4	129.8
Raw materials	581.4	605.7
Total inventories	$2,585.6	2,661.7

6. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2025 (1)	$–	379.9	830.4	1,210.3
Goodwill recognized	–	0.1	–	0.1
Currency translation	–	–	(19.3)	(19.3)
Balance as of July 4, 2026	$–	380.0	811.1	1,191.1
(1) Net of accumulated impairment losses of $2,886.7 million ($1,644.7 million in Global Ceramic, $557.9 million in Flooring NA and $684.1 million in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2025	$695.8
Currency translation during the period	(4.7)
Balance as of July 4, 2026	$691.1

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balances as of December 31, 2025
Gross carrying amount	$716.2	265.8	9.1	991.1
Intangible assets acquired	–	–	0.9	0.9
Accumulated amortization	(607.2)	(264.5)	(2.9)	(874.6)
Net intangible assets subject to amortization	109.0	1.3	7.1	117.4
Balance as of July 4, 2026
Gross carrying amount	705.6	258.7	10.0	974.3
Accumulated amortization	(611.6)	(257.9)	(3.5)	(873.0)
Net intangible assets subject to amortization	$94.0	0.8	6.5	101.3

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Amortization expense	$7.2	7.2	14.6	13.8

7. Accounts Payable and Accrued Expenses

(In millions)	July 4, 2026	December 31, 2025
Outstanding checks in excess of cash	$1.0	3.7
Accounts payable, trade	1,224.8	1,088.9
Accrued expenses	826.5	896.7
Product warranties	22.4	22.3
Accrued interest	14.7	19.2
Accrued compensation and benefits	304.5	279.6
Total accounts payable and accrued expenses	$2,393.9	2,310.4

8. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustment	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2025	$(908.6)	0.7	(907.9)
Current period other comprehensive income (loss)	(29.2)	–	(29.2)
Balance as of July 4, 2026	$(937.8)	0.7	(937.1)

9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 2,449 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $107.74 per unit for the three months ended July 4, 2026. The Company granted 248,485 RSUs at a weighted average grant-date fair value of $123.01 per unit for the six months ended July 4, 2026. The Company granted no RSUs for the three months ended June 28, 2025. The Company granted 304,989 RSUs at a weighted average grant-date fair value of $116.08 per unit for the six months ended June 28, 2025. The Company recognized stock-based compensation expense related to RSUs of $6.7 million ($5.0 million net of taxes) and $7.6 million ($5.6 million net of taxes) for the three months ended July 4, 2026, and June 28, 2025, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation expense related to RSUs of $14.1 million ($10.4 million net of taxes) and $15.2 million ($11.2 million net of taxes) for the six months ended July 4, 2026, and June 28, 2025, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $34.7 million as of July 4, 2026, and will be recognized as expense over a weighted average period of approximately 2.1 years.

10. Other Income and Expense, net

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign currency (gains) losses, net	$3.8	4.9	5.0	5.7
All other, net	(3.4)	(1.9)	(3.3)	(3.0)
Total other (income) and expense, net	$0.4	3.0	1.7	2.7

11. Income Taxes

For the three months ended July 4, 2026, the Company recorded income tax expense of $52.3 million on earnings before income taxes of $248.5 million for an effective tax rate of 21.0%. For the three months ended June 28, 2025, the Company recorded income tax expense of $34.0 million on earnings before income taxes of $180.5 million, for an effective tax rate of 18.8%. The increase in the effective tax rate was primarily attributable to the Company’s geographic dispersion of profits and losses for the respective periods and a non-recurring benefit recorded during the three months ended June 28, 2025, related to a prior period Italian tax benefit. These unfavorable impacts were partially offset by a smaller increase in unrecognized tax benefits during the three months ended July 4, 2026.

For the six months ended July 4, 2026, the Company recorded income tax expense of $43.4 million on earnings before income taxes of $356.7 million for an effective tax rate of 12.2%. For the six months ended June 28, 2025, the Company recorded income tax expense of $51.5 million on earnings before income taxes of $270.5 million for an effective tax rate of 19.0%. The decrease in the effective tax rate was primarily attributable to a smaller increase in unrecognized tax benefits during the three months ended July 4, 2026, and tax benefits recognized during the six months ended July 4, 2026, including (i) a one-time tax benefit associated with a legal entity restructuring initiative, (ii) tax credits issued by the Brazilian government related to prior years, and (iii) a foreign tax credit benefit recorded in connection with a U.S. amended return. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended July 4, 2026, and June 28, 2025:

	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of April 04, 2026	68.4	$0.7	$1,993.7	$7,555.6	$(959.3)	(7.3)	$(215.1)	$4.1	$8,379.7
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	–	–	–	–	–	–	0.1	–	0.1
Stock-based compensation expense	–	–	6.7	–	–	–	–	–	6.7
Repurchases of common stock	(0.6)	–	–	(60.0)	–	–	–	–	(60.0)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	(0.1)	(0.1)
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	–	–
De-consolidation of noncontrolling interest	–	–	–	–	–	–	–	–	–
Currency translation adjustment	–	–	–	–	22.2	–	–	–	22.2
Prior pension and post-retirement benefit service cost and actuarial loss	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	196.1	–	–	–	–	196.1
Balance as of July 04, 2026	67.8	$0.7	$2,000.4	$7,691.7	$(937.1)	(7.3)	$(215.0)	$4.0	$8,544.7

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of March 29, 2025	69.8	$0.7	$1,971.2	$7,372.2	$(1,272.8)	(7.3)	$(215.2)	$5.8	$7,861.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.1	–	(0.7)	–	–	–	–	–	(0.7)
Stock-based compensation expense	–	–	7.6	–	–	–	–	–	7.6
Repurchases of common stock	(0.4)	–	–	(42.6)	–	–	–	–	(42.6)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	–	–
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	0.3	0.3
De-consolidation of noncontrolling interests	–	–	–	–	–	–	–	(0.6)	(0.6)
Currency translation adjustment	–	–	–	–	325.2	–	–	–	325.2
Prior pension and post-retirement benefit service cost and actuarial gain	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	146.5	–	–	–	–	146.5
Balance as of June 28, 2025	69.5	$0.7	$1,978.1	$7,476.1	$(947.6)	(7.3)	$(215.2)	$5.5	$8,297.6

The following tables reflect the changes in stockholders’ equity for the six months ended July 4, 2026, and June 28, 2025:

	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	68.8	$0.7	$1,992.6	$7,503.1	$(907.9)	(7.3)	$(215.2)	$5.4	$8,378.7
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	–	(6.3)	–	–	–	0.2	–	(6.1)
Stock-based compensation expense	–	–	14.1	–	–	–	–	–	14.1
Repurchases of common stock	(1.2)	–	–	(124.6)	–	–	–	–	(124.6)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	(0.1)	(0.1)
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	(1.3)	(1.3)
De-consolidation of noncontrolling interest	–	–	–	–	–	–	–	–	–
Currency translation adjustment	–	–	–	–	(29.2)	–	–	–	(29.2)
Prior pension and post-retirement benefit service cost and actuarial loss	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	313.2	–	–	–	–	313.2
Balance as of July 04, 2026	67.8	$0.7	$2,000.4	$7,691.7	$(937.1)	(7.3)	$(215.0)	$4.0	$8,544.7

	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	69.9	$0.7	$1,968.8	$7,325.1	$(1,527.9)	(7.3)	$(215.3)	$5.5	$7,556.9
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	–	(5.9)	–	–	–	0.1	–	(5.8)
Stock-based compensation expense	–	–	15.2	–	–	–	–	–	15.2
Repurchases of common stock	(0.6)	–	–	(68.0)	–	–	–	–	(68.0)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	–	–
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	0.6	0.6
De-consolidation of noncontrolling interests	–	–	–	–	–	–	–	(0.6)	(0.6)
Currency translation adjustment	–	–	–	–	580.3	–	–	–	580.3
Prior pension and post-retirement benefit service cost and actuarial gain	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	219.0	–	–	–	–	219.0
Balance as of June 28, 2025	69.5	$0.7	$1,978.1	$7,476.1	$(947.6)	(7.3)	$(215.2)	$5.5	$8,297.6

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

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings attributable to Mohawk Industries, Inc.	$196.1	146.5	313.2	219.0

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	60.7	62.3	61.0	62.5
Add dilutive potential common shares—RSUs	0.2	0.3	0.3	0.2
Weighted-average common shares outstanding—diluted	60.9	62.6	61.3	62.7

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$3.23	2.35	5.13	3.50
Diluted	$3.22	2.34	5.11	3.49

14. Segment Reporting

The Company has three reporting segments: Global Ceramic, Flooring NA and Flooring ROW. Global Ceramic designs, manufactures, sources and markets a broad line of ceramic tile, porcelain tile, natural stone, porcelain slabs, quartz countertops and other products, which it distributes primarily in North America, Europe and Latin America through its network of regional distribution centers and Company-operated service centers using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through Company-operated service centers, independent distributors, home centers, tile and flooring retailers, residential builders, residential and commercial contractors and commercial end users. Flooring NA designs, manufactures, sources and markets its floor covering product lines, including carpets, rugs, carpet pad, laminate, resilient (includes sheet vinyl and luxury vinyl tile (“LVT”)), wood flooring and flooring accessories, which it distributes through its network of regional distribution centers and satellite warehouses using Company-operated trucks, common carriers or rail transportation. The segment’s product lines are sold through independent floor covering retailers, independent distributors, home centers, mass merchandisers, department stores, shop at home, buying groups, residential builders, commercial contractors and commercial end users. Flooring ROW designs, manufactures, sources, licenses and markets laminate, sheet vinyl, LVT, carpet, carpet tile, wood flooring, roofing elements, insulation materials, medium- and high-density fiberboard (“MDF” and “HDF”), chipboards, decorative panels, and other wood products, which it distributes primarily in Europe and Oceania through independent floor covering retailers, Company-operated distributors, independent distributors and home centers.

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

The Company internally provides the following discrete segment financial information to its CODM: total assets; geographic net sales; long-lived assets; net sales by product categories; net sales; cost of sales; selling, general, and administrative expenses; operating income; depreciation expenses and capital expenditures. This key segment information, including both significant segment expenses and assets, is used by the CODM to evaluate performance and allocate resources to the segments.

Significant segment sales, expenses and assets information is as follows:

(In millions)	July 4, 2026	December 31, 2025
Assets:
Global Ceramic	$5,413.3	5,155.0
Flooring NA	3,822.5	3,832.6
Flooring ROW	4,005.2	3,989.2
Corporate and intersegment eliminations	582.2	710.5
Total	$13,823.2	13,687.3

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Geographic net sales:
United States	$1,592.0	1,518.8	3,032.2	2,899.1
Europe (1)	985.2	880.1	1,874.2	1,654.3
Latin America	200.6	178.5	385.1	341.2
Other	213.6	224.7	428.6	433.3
Total	$2,991.4	2,802.1	5,720.1	5,327.9

Net sales by product categories:
Ceramic & Stone	$1,191.6	1,101.5	2,273.1	2,077.5
Carpet & Resilient	989.9	979.8	1,888.1	1,868.3
Laminate & Wood	482.6	447.8	931.0	839.4
Other (2)	327.3	273.0	627.9	542.7
Total	$2,991.4	2,802.1	5,720.1	5,327.9
(1) Russia revenue included in Europe.
(2) Other includes roofing elements, insulation boards, chipboards and IP contracts.

	Three Months Ended		Six Months Ended
(In millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
Global Ceramic	$1,209.7	1,120.9	2,307.1	2,114.7
Flooring NA	976.1	946.8	1,856.1	1,809.2
Flooring ROW	805.6	734.4	1,556.9	1,404.0
Total	$2,991.4	2,802.1	5,720.1	5,327.9

Cost of sales:
Global Ceramic	$867.3	791.8	1,673.7	1,525.7
Flooring NA	716.5	729.0	1,425.3	1,421.0
Flooring ROW	612.9	566.9	1,184.9	1,083.9
Corporate and intersegment eliminations	(0.4)	–	(0.8)	(0.4)
Total	$2,196.3	2,087.7	4,283.1	4,030.2

Selling, general and administrative expenses:
Global Ceramic	$248.2	240.8	488.0	458.8
Flooring NA	161.8	165.4	329.3	326.5
Flooring ROW	114.1	101.7	222.8	195.6
Corporate and intersegment eliminations	17.3	17.8	31.4	32.0
Total	$541.4	525.7	1,071.5	1,012.9

Operating income (loss):
Global Ceramic	$94.1	88.2	145.4	130.0
Flooring NA	97.8	52.5	101.5	61.8
Flooring ROW	78.7	65.8	149.2	124.5
Total	$270.6	206.5	396.1	316.3

Reconciliation of segment operating income (loss) to consolidated earnings (loss) before income taxes:
Unallocated amounts:
General Corporate expense	$16.9	17.8	30.6	31.5
Other (income) and expense, net	0.4	3.0	1.7	2.7
Interest expense	4.8	5.2	7.1	11.6
Earnings (loss) before income taxes	$248.5	180.5	356.7	270.5

Depreciation and amortization:
Global Ceramic	$55.1	51.9	110.0	105.5
Flooring NA	52.1	56.6	133.5	112.9
Flooring ROW	50.1	45.4	94.6	84.1
Corporate and intersegment eliminations	1.8	1.7	3.0	3.5
Total	$159.1	155.6	341.1	306.0

Capital expenditures (excluding acquisitions):
Global Ceramic	$49.1	34.5	87.7	66.4
Flooring NA	16.1	20.3	48.0	54.3
Flooring ROW	22.9	25.4	52.5	48.6
Corporate and intersegment eliminations	0.3	–	2.4	–
Total	$88.4	80.2	190.6	169.3

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

Silica Litigation

The Company is subject to certain claims related to exposure to silica dust that have been submitted against it or its subsidiaries. A majority of these outstanding claims have been filed against the Company by a single plaintiff group in California, bringing the total number of cases now outstanding to approximately 300. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans to or from IVC BV, Unilin BV, and Unilin Holding BV, each of which is one of the Company’s subsidiaries in Belgium. The BTA has asserted that these loans were not genuine loans for Belgian tax purposes. The BTA issued assessments for the years ended December 31, 2017, 2018, 2019, 2020, and 2021 totaling approximately €1.2 billion (including penalties but excluding late payment interest) combined on the three entities, whereby it rejected certain interest deductions and the deduction for dividends received and asserted the inclusion of income related to these loans. Most of these disputed assessments are still in the administrative phase and have been appealed administratively before the BTA, while others are now proceeding in the Belgian courts. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

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

16. Debt

Senior Credit Facility

On May 12, 2026, the Company entered into a senior revolving credit agreement (the “Senior Credit Facility”), by and among the Company and certain of its domestic and foreign subsidiaries, as borrowers (the “Borrowers”), certain lenders party thereto from time to time (the “Lenders”), JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as U.S. administrative agent and non-U.S. administrative agent (together, the “Administrative Agent”). Contemporaneously with the entry into the Senior Credit Facility, the Company terminated all outstanding commitments and repaid all outstanding obligations under its existing senior revolving credit facility. The Senior Credit Facility provides for unsecured revolving credit commitments in an initial aggregate amount of up to $1,500.0 million that includes: (i) revolving credit loans up to the maximum amount available under the Senior Credit Facility, (ii) the issuance of letters of credit up to a $125.0 million sublimit, and (iii) swingline loans in an initial aggregate amount up to $150.0 million, with an accordion feature pursuant to which the Borrowers may request to increase the revolving commitments by an additional aggregate amount of up to $600.0 million, subject to the satisfaction of certain conditions. The proceeds of any borrowings under the Senior Credit Facility will be used to (a) refinance the Company’s existing senior revolving credit facility, (b) pay fees, commissions and expenses in connection with the transaction related to the Senior Credit Facility and (c) finance ongoing working capital requirements and other general corporate purposes.

The Senior Credit Facility is scheduled to mature on May 12, 2031, and the Company has the option to extend the maturity of the Senior Credit Facility up to two times for periods not exceeding five years from the then-scheduled maturity date. The Company can terminate and prepay the Senior Credit Facility at any time without payment of any termination or prepayment penalty (other than customary breakage costs).

The Senior Credit Facility is available in United States Dollars and in alternative currencies including Australian Dollars, Canadian Dollars, Euro and Sterling (each, an “Alternative Currency”). At the Company’s election, United States Dollars denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to (a) a forward-looking term rate based on the secured overnight financing rate for the applicable 1, 3, or 6-month interest period (“Term SOFR”), as selected by the Company, plus an applicable margin ranging from 0.750% per annum to 1.250% per annum (0.88% as of July 4, 2026), or (b) the highest of (i) the prime rate in effect on such date, (ii) the Federal funds effective rate in effect on such day plus 0.50%, and (iii) Term SOFR for a one month tenor in effect on such day plus 1.00% (“Base Rate”) plus an applicable margin ranging from 0.000% per annum to 0.250% per annum (0.0% as of July 4, 2026). Borrowings in Australian Dollars, Canadian Dollars and Euro bear interest at the Eurocurrency Rate (as defined in the Senior Credit Facility), plus an applicable margin ranging from 0.750% per annum to 1.250% per annum (0.88% as of July 4, 2026). Borrowings in Sterling bear interest based on Daily Simple RFR (as defined in the Senior Credit Facility), plus an applicable margin ranging from 0.750% per annum to 1.250% per annum (0.88% as of July 4, 2026). The Company will also pay a commitment fee to the lenders at a rate ranging from 0.055% per annum to 0.150% per annum (0.07% as of July 4, 2026). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio (as defined in the Senior Credit Facility) or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

The obligations of the Company and its subsidiaries in respect of the Senior Credit Facility are unsecured.

All obligations of the several domestic borrowers are guaranteed by the other domestic borrowers party to the Senior Credit Facility, and all obligations of the several foreign borrowers are guaranteed by the other foreign borrowers and all of the domestic borrowers party to the Senior Credit Facility

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Senior Credit Facility) of at least 3.50 to 1.00 as of the last day of any fiscal quarter.

The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

Upon the occurrence of certain events of default, the Administrative Agent may, and at the instruction of the Lenders will, among other remedies, suspend the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, terminate the commitments of the Lenders and any obligation of the letter of credit issuers to make letter of credit extensions, and declare the outstanding loans and other obligations under the Senior Credit Facility immediately due and payable.

In 2026, the Company paid financing costs of $2.2 million in connection with its entry into its Senior Credit Facility. The unamortized costs from the previous Senior Credit Facility were written off in the quarter ending July 4, 2026.

As of July 4, 2026, amounts used under the Senior Credit Facility included $0.0 million of borrowings and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $167.9 million under the Senior Credit Facility, resulting in a total of $1,332.1 million available as of July 4, 2026.

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

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $1,500.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of July 4, 2026, there was $167.0 million outstanding under the United States commercial paper program, and no amounts outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 3.91% and 6.1 days, respectively.

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

On June 12, 2020, Mohawk Capital Finance S.A. (“Mohawk Finance”), an indirect wholly owned finance subsidiary of the Company, completed the issuance and sale of €500.0 million aggregate principal amount of 1.750% Senior Notes (“1.750% Senior Notes”) due June 12, 2027. The 1.750% Senior Notes are senior unsecured obligations of Mohawk Finance and rank pari passu with Mohawk Finance’s other existing and future senior unsecured indebtedness. The 1.750% Senior Notes are fully, unconditionally and irrevocably guaranteed by the Company on a senior unsecured basis. Interest on the 1.750% Senior Notes is payable annually in cash on June 12 of each year, commencing on June 12, 2021. The Company paid financing costs of $4.4 million in connection with the 1.750% Senior Notes. These costs were deferred and are being amortized over the term of the 1.750% Senior Notes.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 4, 2026		December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.75% Senior Notes, payable June 12, 2027; interest payable annually	$571.9	571.9	581.0	587.4
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	480.0	500.0	485.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	615.0	600.0	624.0	600.0
United States commercial paper	167.0	167.0	155.0	155.0
European commercial paper	–	–	111.6	111.6
Senior Credit Facility, payable May 12, 2031	–	–	–	–
Finance leases and other	82.7	82.7	82.8	82.8
Unamortized debt issuance costs	(5.1)	(5.1)	(6.3)	(6.3)
Total debt	1,911.5	1,916.5	2,033.1	2,030.5
Less: current portion of long-term debt and commercial paper	761.4	761.4	289.3	289.3
Long-term debt, less current portion	$1,150.1	1,155.1	1,743.8	1,741.2

The fair values of the Company’s debt instruments were estimated using observable market inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17. Supplemental Cash Flow Information

	Six Months Ended
(In millions)	July 4, 2026	June 28, 2025
Net cash paid during the periods for:
Interest	$18.7	24.6
Income taxes (1)	$155.2	109.5

Supplemental schedule of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$52.9	66.6
(1) Net of refunds received for the six months ended July 4, 2026

ROU assets obtained in exchange for lease obligations:
Operating leases	$87.6	84.1
Finance leases	$10.7	3.7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations from management's perspective should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included in this report, as well as the Company's audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Macroeconomic Conditions

While commercial demand remained stable through the second quarter of 2026, continued softness in the U.S. and European housing markets, sluggish new home construction and a cautious consumer outlook negatively affected the Company’s markets. Housing turnover in the Company’s major regions remained near historically low levels, driven by affordability challenges, and broader economic uncertainty. The Company believes the ongoing housing shortage across its markets, stable employment conditions and wage growth, and record home equity levels may support greater participation in the housing market as consumer confidence improves, and aging housing stock and evolving family needs may support greater home renovation and remodeling. However, the ongoing impact of soft demand, inflationary pressures and elevated interest rates on the Company’s business, financial condition, results of operations, and prospects cannot be determined at this time.

The Company has implemented a number of restructuring actions and operational improvements intended to support sales performance, improve product mix, reduce its cost structure and enhance long‑term competitiveness. Cumulatively, restructuring actions initiated since 2022 are expected to deliver annualized benefits of approximately $360 million. In the second quarter of 2026, the Company announced a new group of restructuring projects across the business focused on strategic operational and administrative realignments, which will reduce the Company’s costs by approximately $60 million once completed. The Company believes these actions reflect its disciplined approach to capital allocation in the current environment. The Company remains focused on effectively managing near‑term market conditions, pursuing profitable growth opportunities, and positioning the Company to benefit when housing activity recovers.

Tariffs Update

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA tariffs. The Company submitted its request on April 21, 2026, for reimbursement in the amount of $70.7 million, reflecting the amount of IEEPA tariffs it determined were paid while such tariffs were in effect.

As the nature, timing, and extent of any such refunds were uncertain, the Company elected to account for refunds as gain contingencies, based on the original tariff cost recognition in accordance with ASC 450, Contingencies (“ASC 450”). As of July 4, 2026, the Company has received $65.5 million in reimbursements. During the three and six months ended July 4, 2026, the Company reduced cost of sales by $49.3 million, effectively reversing the IEEPA tariff expense previously recognized in connection with inventory sold to customers since the tariffs were enacted in the first quarter of 2025, and reduced the carrying value of inventory and property, plant and equipment by $12.8 million and $3.4 million, respectively.

Notwithstanding the foregoing, uncertainty remains regarding the ultimate outcome and timing of recovery of these refunds, and any anticipated refunds may be delayed, reduced, or denied. The CIT order has been appealed by the U.S. government, and a successful appeal could delay, reduce or deny the funds described above. To the extent the Company is unable to recover tariffs previously paid, its results of operations, cash flows, and financial condition could be adversely affected. The Company will continue to monitor U.S. tariff-related developments and any associated impacts on its consolidated financial statements.

Geopolitical Conflicts

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflicts. The ongoing conflicts in the Middle East region have resulted in fluctuating energy prices, including for fuel, oil and natural gas, and have resulted in supply chain disruptions and increased transportation barriers that have adversely impacted the Company’s cost of sales. Higher energy and fuel prices have also negatively affected consumer confidence, contributing to the deferral of discretionary purchases and soft market conditions. In addition, the Company maintains operations in Russia through its Global Ceramic and Flooring ROW reporting segments. The Company continues to face legal, regulatory, financial, operational and reputational risks due to its Russian operations. For more information, please refer to Risk Factors, “The Company faces risks and uncertainties related to its operations in Russia” in Part I, Item 1A of the Company’s Annual Report in Form 10-K for the year ended December 31, 2025.

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

Liquidity and Capital Expenditures Overview

The Company believes it is well positioned with a strong balance sheet. Based on its current liquidity and available credit, the Company is in a position to finance internal investments, acquisitions and/or additional stock purchases and pay current debt as it becomes due. For information on risks that could impact the Company’s results, please refer to Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025.

In 2026, the Company plans to invest approximately $460 million in capital expenditures focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended July 4, 2026, the net earnings attributable to the Company were $196.1 million compared to the net earnings attributable to the Company of $146.5 million for the three months ended June 28, 2025. The change was primarily attributable to increased productivity; improved price and mix; higher volume, and the favorable net impact of foreign exchange rates, offset by higher input costs, which are inclusive of tariff refunds, driven by the impact of inflation as well as a higher effective tax rate.

For the six months ended July 4, 2026, the net earnings attributable to the Company were $313.2 million compared to the net earnings attributable to the Company of $219.0 million for the six months ended June 28, 2025. The change was primarily attributable to increased productivity; improved price and mix, and more shipping days, offset by higher input costs driven by the impact of inflation.

Results of Operations

Quarter Ended July 4, 2026, as compared with Quarter Ended June 28, 2025

Net sales

Net sales for the three months ended July 4, 2026, were $2,991.4 million, reflecting an increase of $189.3 million, or 6.8%, from $2,802.1 million reported for the three months ended June 28, 2025. The increase was primarily attributable to higher sales volume of approximately $78 million; the favorable net impact of price and product mix of approximately $67 million; and the favorable net impact of foreign exchange rates of approximately $61 million, partially offset by fewer shipping days for the quarter ended July 4, 2026, of approximately $13 million.

Global Ceramic—Net sales for the three months ended July 4, 2026, were $1,209.7 million, reflecting an increase of $88.8 million, or 7.9%, from $1,120.9 million reported for the three months ended June 28, 2025. The increase was primarily attributable to higher sales volume of approximately $38 million; the favorable net impact of foreign exchange rates of approximately $35 million; and the favorable net impact of price and product mix of approximately $17 million.

Flooring NA—Net sales for the three months ended July 4, 2026, were $976.1 million, reflecting an increase of $29.3 million, or 3.1%, from $946.8 million reported for the three months ended June 28, 2025. The increase was primarily attributable to higher sales volume of approximately $40 million, partially offset by fewer shipping days for the quarter ended July 4, 2026, of approximately $15 million.

Flooring ROW—Net sales for the three months ended July 4, 2026, were $805.6 million, reflecting an increase of $71.2 million, or 9.7%, from $734.4 million for the three months ended June 28, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $46 million and the favorable net impact of foreign exchange rates of approximately $26 million.

Gross profit

Gross profit for the three months ended July 4, 2026, was $795.1 million, an increase of $80.7 million, or 11.3%, compared to gross profit of $714.4 million for the three months ended June 28, 2025. The change was primarily attributable to the favorable net impact of price and product mix of approximately $54 million; productivity gains of approximately $31 million; and higher sales volume of approximately $16 million, partially offset by higher input costs of approximately $19 million which are net of tariff refunds and the unfavorable impact of temporary plant shutdowns of approximately $10 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 4, 2026, were $541.4 million, an increase of $15.7 million compared to $525.7 million for the three months ended June 28, 2025. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended July 4, 2026, compared to the three months ended June 28, 2025.

Operating income (loss)

Operating income for the three months ended July 4, 2026, was $253.7 million, reflecting an increase of $65.0 million, or 34.4%, compared to operating income of $188.7 million for the three months ended June 28, 2025. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $54 million; productivity gains of approximately $43 million; and higher sales volume of approximately $13 million, partially offset by higher input costs of approximately $28 million which are net of tariff refunds and the unfavorable impact of temporary plant shutdowns of approximately $10 million.

Global Ceramic—Operating income was $94.1 million for the three months ended July 4, 2026, reflecting an increase of $5.9 million compared to operating income of $88.2 million for the three months ended June 28, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $20 million and the favorable net impact of price and product mix of approximately $13 million, partially offset by higher input costs of approximately $20 million which are net of tariff refunds.

Flooring NA—Operating income was $97.8 million for the three months ended July 4, 2026, reflecting an increase of $45.3 million compared to operating income of $52.5 million for the three months ended June 28, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $21 million and lower input costs of approximately $18 million which are net of tariff refunds.

Flooring ROW—Operating income was $78.7 million for the three months ended July 4, 2026, reflecting an increase of $12.9 million compared to operating income of $65.8 million for the three months ended June 28, 2025. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $41 million, partially offset by higher input costs of approximately $23 million.

Interest expense

Interest expense was $4.8 million for the three months ended July 4, 2026, reflecting a decrease of $0.4 million compared to interest expense of $5.2 million for the three months ended June 28, 2025. Interest expense did not significantly change for the three months ended July 4, 2026, from the three months ended June 28, 2025.

Other (income) expense, net

Other expense, net was $0.4 million for the three months ended July 4, 2026, compared to other expense, net of $3.0 million for the three months ended June 28, 2025. Other income and expense, net did not significantly change for the three months ended July 4, 2026, from the three months ended June 28, 2025.

Income tax expense

For the three months ended July 4, 2026, the Company recorded income tax expense of $52.3 million on earnings before income taxes of $248.5 million, for an effective tax rate of 21.0%. For the three months ended June 28, 2025, the Company recorded income tax expense of $34.0 million on earnings before income taxes of $180.5 million, for an effective tax rate of 18.8%. The increase in the effective tax rate was primarily attributable to the Company’s geographic dispersion of profits and losses for the respective periods and a non-recurring benefit recorded during the three months ended June 28, 2025 related to a prior period Italian tax benefit. These unfavorable impacts were partially offset by a smaller increase in unrecognized tax benefits during the three months ended July 4, 2026.

Six Months Ended July 4, 2026, as compared with Six Months Ended June 28, 2025

Net sales

Net sales for the six months ended July 4, 2026, were $5,720.1 million, reflecting an increase of $392.2 million, or 7.4%, from $5,327.9 million reported for the six months ended June 28, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $188 million; more shipping days for the six months ended July 4, 2026, of approximately $130 million; the favorable net impact of price and product mix of approximately $52 million, and the $50 million favorable current year comparative impact of the order management system conversion, partially offset by lower sales volume of approximately $23 million.

Global Ceramic—Net sales for the six months ended July 4, 2026, were $2,307.1 million, reflecting an increase of $192.4 million, or 9.1%, from $2,114.7 million reported for the six months ended June 28, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $92 million; more shipping days for the six months ended July 4, 2026, of approximately $51 million; higher sales volume of approximately $23 million and the favorable net impact of price and product mix of approximately $34 million.

Flooring NA—Net sales for the six months ended July 4, 2026, were $1,856.1 million, reflecting an increase of $46.9 million, or 2.6%, from $1,809.2 million reported for the six months ended June 28, 2025. The increase was primarily attributable to the $50 million favorable current year comparative impact of the order management system conversion and more shipping days for the six months ended July 4, 2026, of approximately $38 million, partially offset by lower sales volume of approximately $23 million and the unfavorable net impact of price and product mix of approximately $21 million.

Flooring ROW—Net sales for the six months ended July 4, 2026, were $1,556.9 million, reflecting an increase of $152.9 million, or 10.9%, from $1,404.0 million reported for the six months ended June 28, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $96 million; more shipping days for the six months ended July 4, 2026, of approximately $41 million; the favorable net impact of price and product mix of approximately $39 million, offset by lower sales volume of approximately $23 million.

Gross profit

Gross profit for the six months ended July 4, 2026, was $1,437.0 million, an increase of $139.3 million or 10.7%, compared to gross profit of $1,297.7 million for the six months ended June 28, 2025. The increase in gross profit dollars was primarily attributable to productivity gains of approximately $63 million; the favorable net impact of price and product mix of approximately $61 million; more shipping days for the six months ended July 4, 2026, of approximately $32 million; the favorable net impact of foreign exchange rates of approximately $29 million, and the $25 million favorable current year comparative impact of the order management system conversion, partially offset by higher input costs of approximately $48 million which are net of tariff refunds.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 4, 2026, were $1,071.5 million, an increase of $58.6 million compared to $1,012.9 million for the six months ended June 28, 2025. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the six months ended July 4, 2026, compared to the six months ended June 28, 2025.

Operating income (loss)

Operating income for the six months ended July 4, 2026, was $365.5 million, reflecting an increase of $80.7 million, or 28.3%, compared to operating income of $284.8 million for the six months ended June 28, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $79 million and the favorable net impact of price and product mix of approximately $61 million; the $30 million favorable current year comparative impact of the order management system conversion, and higher sales volume of approximately $14 million; partially offset by higher input costs of approximately $67 million which are net of tariff refunds, and higher restructuring, acquisition and integration-related costs, and other costs of approximately $13 million.

Global Ceramic—Operating income was $145.4 million for the six months ended July 4, 2026, reflecting an increase of $15.4 million compared to operating income of $130.0 million for the six months ended June 28, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $41 million; the favorable net impact of price and product mix of approximately $25 million and higher sales volume of approximately $10 million, partially offset by higher input costs of approximately $50 million which are net of tariff refunds.

Flooring NA—Operating income was $101.5 million for the six months ended July 4, 2026, reflecting an increase of $39.7 million compared to operating income of $61.8 million for the six months ended June 28, 2025. The increase in operating income was primarily attributable to productivity gains of approximately $27 million, and the $30 million favorable current year comparative impact of the order management system conversion, as well as lower input costs of approximately $10 million which are net of tariff refunds, partially offset by higher restructuring, acquisition and integration-related, and other costs of approximately $12 million, and increased shutdown costs of approximately $7 million.

Flooring ROW—Operating income was $149.2 million for the six months ended July 4, 2026, reflecting an increase of $24.7 million compared to operating income of $124.5 million for the six months ended June 28, 2025. The increase in operating income was primarily attributable to the favorable net impact of price and product mix of approximately $36 million; productivity gains of approximately $10 million, partially offset by higher input costs of approximately $17 million.

Interest expense

Interest expense was $7.1 million for the six months ended July 4, 2026, reflecting a decrease of $4.5 million compared to interest expense of $11.6 million for the six months ended June 28, 2025. The decrease was primarily attributable to cash flow generation, resulting in lower financing needs.

Other (income) expense, net

Other expense, net was $1.7 million for the six months ended July 4, 2026, reflecting a favorable change of $1.0 million compared to other expense, net of $2.7 million for the six months ended June 28, 2025. Other expense, net did not significantly change for the six months ended July 4, 2026, from the six months ended June 28, 2025.

Income tax expense

For the six months ended July 4, 2026, the Company recorded income tax expense of $43.4 million on earnings before income taxes of $356.7 million, for an effective tax rate of 12.2%. For the six months ended June 28, 2025, the Company recorded income tax expense of $51.5 million on earnings before income taxes of $270.5 million for an effective tax rate of 19.0%. The decrease in the effective tax rate was primarily attributable to a smaller increase in unrecognized tax benefits during the three months ended July 4, 2026 and tax benefits recognized during the six months ended July 4, 2026, including (i) a one-time tax benefit associated with a legal entity restructuring initiative, (ii) tax credits issued by the Brazilian government related to prior years, and (iii) a foreign tax credit benefit recorded in connection with a U.S. amended return. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the first six months of 2026 was $426.6 million, compared to net cash provided by operating activities of $210.0 million in the first six months of 2025. The change was primarily attributable to higher net earnings and the changes in accounts receivable, accounts payable, and inventories.

Net cash used in investing activities in the first six months of 2026 was $187.3 million compared to net cash used in investing activities of $169.3 million in the first six months of 2025. The change was primarily attributable to the increase in capital expenditures of $21.3 million for the six months ended July 4, 2026, compared to the six months ended June 28, 2025.

Net cash used in financing activities in the first six months of 2026 was $247.9 million compared to net cash used in financing activities of $205.1 million in the first six months of 2025. The change was primarily attributable to higher share repurchases of $56.5 million and lower net proceeds on the Senior Credit Facility of $25.9 million as compared to the first six months of 2025, offset by lower net repayments on Commercial Paper of $98.9 million in the first six months of 2026 as compared to net repayments of $144.5 million in the first six months of 2025.

As of July 4, 2026, the Company had cash of $849.6 million, of which $289.0 million was in the United States and $560.6 million was in foreign countries, including approximately 35% of the Company’s cash and cash equivalents held in Russia. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents, cash generated from operations, and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, working capital investments and debt servicing requirements over the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “Share Repurchase Program”). For the three months ended July 4, 2026, the Company purchased $59.4 million of its common stock under the Share Repurchase Program. As of July 4, 2026, there remained $295.6 million authorized under the Share Repurchase Program.

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

Impact of Inflation

Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses. The Company expects raw material prices, many of which are petroleum-based, to fluctuate based upon worldwide supply and demand for commodities used in the Company’s production processes. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to its customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. In the past, the Company has often been able to enhance productivity and develop new product innovations to help offset increases in costs resulting from inflation in its operations.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of July 4, 2026.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of July 4, 2026, approximately 91% of the Company’s debt portfolio was comprised of fixed-rate debt and 9% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.8 million for the three months ended July 4, 2026.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “Share Repurchase Program”). For the three months ended July 4, 2026, the Company purchased $59.4 million of its common stock under the Share Repurchase Program. As of July 4, 2026, there remained $295.6 million authorized under the Share Repurchase Program.

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

The following table provides information regarding share repurchase activity during the three months ended July 4, 2026:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions(1)
April 5 through May 9, 2026	0.2	$95.7	0.2	$333.4
May 10 through June 6, 2026	0.4	$100.3	0.4	$297.6
June 7 through July 4, 2026	–	$103.6	–	$295.6
Total	0.6	$98.7	0.6
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

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended July 4, 2026, no director or officer of the Company notified us that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated October 31, 2024.)
10.1	Credit Agreement dated May 12, 2026, by and among Mohawk Industries, Inc., certain domestic and foreign subsidiaries of Mohawk Industries, Inc., as borrowers, certain lenders party thereto from time to time, and JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as U.S. administrative agent and non-U.S. administrative agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 12, 2026.)
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	July 31, 2026	By:	/s/ Jeffrey S. Lorberbaum
JEFFREY S. LORBERBAUM
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	July 31, 2026	By:	/s/ Nicholas P. Manthey
NICHOLAS P. MANTHEY
Chief Financial Officer
(principal financial officer)