Form 10-Q
period 2026-10-03
MOHAWK INDUSTRIES INC
filed 2026-10-30
CIK 851968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 29, 2026, the latest practicable date, is as follows: 58,133,466 shares of common stock, $.01 par value.

MOHAWK INDUSTRIES, INC.

Forward-Looking Statements

Certain of the statements in this Form 10-Q, particularly those anticipating future performance, business prospects, growth and operating strategies, and similar matters, and those that include the words “could,” “should,” “believes,” “anticipates,” “expects” and “estimates” or similar expressions constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For those statements, Mohawk Industries, Inc. (“Mohawk” or the “Company”) claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Management believes that these forward-looking statements are reasonable as and when made; however, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. There can be no assurance that the forward-looking statements will be accurate because they are based on many assumptions, which involve risks and uncertainties. Important factors that could cause future results to differ from historical experience and our present expectations or projections include, but are not limited to, the following: changes in economic or industry conditions, including interest rates, availability of credit and residential and commercial construction and remodeling activity; the impact of tariffs and other trade restrictions; competition; inflation and deflation in raw material prices, freight and other input costs; inflation and deflation in consumer markets; currency fluctuations; rising energy costs and changes in the level of supply thereof; supply chain disruption and the availability of raw materials and sourced products; labor availability and costs; timing and level of capital expenditures; timing and implementation of price increases for the Company’s products; impairment charges; identification and consummation of acquisitions on favorable terms, if at all; integration of acquisitions; international operations; introduction of new products; rationalization of operations; tax and tax reform, product and other claims; litigation; geopolitical conflicts; sanctions and import and export restrictions; regulatory and political changes in the jurisdictions in which the Company does business; security breaches and other cybersecurity incidents; emerging issues related to the Company's integration and use of AI; and other risks identified in Mohawk’s United States Securities and Exchange Commission reports and public announcements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$2,786.0	2,757.9	8,506.1	8,085.7
Cost of sales	2,076.3	2,103.0	6,359.3	6,133.2
Gross profit	709.7	654.9	2,146.8	1,952.5
Selling, general and administrative expenses	522.0	518.2	1,593.5	1,531.0
Operating income	187.7	136.7	553.3	421.5
Interest expense	1.6	5.0	8.5	16.6
Other (income) and expense, net	2.8	(0.4)	4.7	2.2
Earnings before income taxes	183.3	132.1	540.1	402.7
Income tax expense	20.1	23.3	63.6	74.8
Net earnings including noncontrolling interests	163.2	108.8	476.5	327.9
Less: net earnings attributable to noncontrolling interests	0.1	–	0.1	–
Net earnings attributable to Mohawk Industries, Inc.	$163.1	108.8	476.4	327.9

Basic earnings per share attributable to Mohawk Industries, Inc.	$2.73	1.75	7.86	5.26
Weighted-average common shares outstanding—basic	59.8	62.0	60.6	62.3

Diluted earnings per share attributable to Mohawk Industries, Inc.	$2.72	1.75	7.82	5.24
Weighted-average common shares outstanding—diluted	60.0	62.3	60.9	62.6
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings including noncontrolling interests	$163.2	108.8	476.5	327.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(146.0)	(32.1)	(176.7)	548.8
Other comprehensive income (loss)	(146.0)	(32.1)	(176.7)	548.8
Comprehensive income	17.2	76.7	299.8	876.7
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.1)	(1.2)	0.5
Comprehensive income attributable to Mohawk Industries, Inc.	$17.1	76.8	301.0	876.2
See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value and preferred stock shares)	October 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$816.8	856.1
Receivables, net	2,125.0	1,924.1
Inventories	2,591.6	2,661.7
Prepaid expenses	531.0	512.2
Other current assets	8.8	13.0
Total current assets	6,073.2	5,967.1
Property, plant, and equipment, at cost	10,869.9	11,032.0
Less: accumulated depreciation and amortization	6,378.5	6,260.0
Property, plant and equipment, net	4,491.4	4,772.0
Right of use operating lease assets	409.8	408.7
Goodwill	1,171.0	1,210.3
Tradenames	682.0	695.8
Other intangible assets subject to amortization, net	100.5	117.4
Deferred income taxes and other non-current assets	507.2	516.0
Total assets	$13,435.1	13,687.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$621.9	289.3
Accounts payable and accrued expenses	2,442.5	2,310.4
Current operating lease liabilities	116.7	122.4
Total current liabilities	3,181.1	2,722.1
Deferred income taxes	129.3	185.4
Long-term debt, less current portion	1,160.8	1,741.2
Non-current operating lease liabilities	310.4	304.4
Other long-term liabilities	347.1	355.5
Total liabilities	$5,128.7	5,308.6
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 60,000 shares authorized; no shares issued	$–	–
Common stock, $.01 par value; 150.0 shares authorized; 65.8 and 68.8 shares issued in 2026 and 2025, respectively	0.7	0.7
Additional paid-in capital	2,008.9	1,992.6
Retained earnings	7,591.0	7,503.1
Accumulated other comprehensive income (loss)	(1,083.3)	(907.9)
	8,517.3	8,588.5
Less: treasury stock at cost; 7.3 shares in 2026 and 2025	215.0	215.2
Total Mohawk Industries, Inc. stockholders' equity	8,302.3	8,373.3
Noncontrolling interests	4.1	5.4
Total stockholders' equity	8,306.4	8,378.7
Total liabilities and stockholders' equity	$13,435.1	13,687.3

See accompanying notes to the Condensed Consolidated Financial Statements.

MOHAWK INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net earnings including noncontrolling interests	$476.5	327.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring, excluding accelerated depreciation	44.7	75.6
Depreciation and amortization	492.5	476.3
Deferred income taxes	(50.3)	(75.0)
(Gain) loss on disposal of property, plant and equipment	14.6	(4.8)
Stock-based compensation expense	22.7	22.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(239.5)	(313.3)
Inventories	25.3	(75.2)
Accounts payable and accrued expenses	150.1	161.2
Other assets and prepaid expenses	(33.6)	(19.1)
Other liabilities	(5.2)	20.4
Net cash provided by operating activities	897.8	596.6
Cash flows from investing activities:
Additions to property, plant and equipment	(271.5)	(245.6)
Divestitures	6.7	–
Net cash used in investing activities	(264.8)	(245.6)
Cash flows from financing activities:
Payments on Senior Credit Facility	(195.8)	(413.0)
Proceeds from Senior Credit Facility	195.8	429.9
Payments on commercial paper	(10,051.6)	(7,666.4)
Proceeds from commercial paper	9,820.7	7,251.0
Net payments of other financing activities	(28.4)	(28.0)
Purchase of Mohawk common stock	(385.5)	(108.7)
Change in outstanding checks in excess of cash	(0.8)	2.8
Net cash used in financing activities	(645.6)	(532.4)
Effect of exchange rate changes on cash and cash equivalents	(26.7)	31.0
Net change in cash and cash equivalents	(39.3)	(150.4)
Cash and cash equivalents, beginning of period	856.1	666.6
Cash and cash equivalents, end of period	$816.8	516.2
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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA tariffs. Because of the uncertainty regarding the nature, timing, and extent of potential IEEPA tariff refunds, the Company elected to account for such refunds as gain contingencies, based on the original tariff cost recognition in accordance with ASC 450, Contingencies (“ASC 450”).

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

2. Revenue from Contracts with Customers

Contract Liabilities

The Company records contract liabilities when it receives payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in accounts payable and accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The revenues related to these performance obligations are expected to be recognized within a twelve-month period. The Company had contract liabilities of $74.7 million and $74.3 million as of October 3, 2026, and December 31, 2025, respectively.

Performance Obligations

Substantially all of the Company’s revenue is recognized at a point in time when the product is either shipped or received from the Company’s facilities and control of the product is transferred to the customer. Accordingly, the Company does not recognize a significant amount of revenue from performance obligations satisfied, or partially satisfied, in prior periods, and the amount of such revenue recognized during the three and nine months ended October 3, 2026, and September 27, 2025, was immaterial.

Costs to Obtain a Contract

The Company incurs certain incremental costs to obtain revenue contracts. These costs relate to marketing display structures and are capitalized when the amortization period is greater than one year, with the amount recorded in other assets on the accompanying Condensed Consolidated Balance Sheets. Capitalized costs to obtain contracts were $73.1 million and $58.8 million as of October 3, 2026, and December 31, 2025, respectively. Straight-line amortization expense recognized during the nine months ended October 3, 2026, and September 27, 2025, related to these capitalized costs was $31.2 million and $32.9 million, respectively.

Revenue Disaggregation

The Company has three reporting segments: Global Ceramic, Flooring North America (“Flooring NA”) and Flooring Rest of the World (“Flooring ROW”). The following table presents the Company’s segment revenues disaggregated by the geographical market location of customer sales and product categories for the three months ended October 3, 2026, and September 27, 2025:

(In millions)
October 3, 2026	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$600.7	923.5	4.2	1,528.4
Europe	297.6	0.7	530.8	829.1
Latin America	185.1	1.5	14.7	201.3
Other	45.2	24.2	157.8	227.2
Total	$1,128.6	949.9	707.5	2,786.0

Product Categories:
Ceramic & Stone	$1,109.6	–	–	1,109.6
Carpet & Resilient	19.0	737.5	202.2	958.7
Laminate & Wood	–	212.4	229.3	441.7
Other (1)	–	–	276.0	276.0
Total	$1,128.6	949.9	707.5	2,786.0

September 27, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$573.2	915.2	3.3	1,491.7
Europe	305.3	0.5	547.4	853.2
Latin America	181.3	2.0	8.1	191.4
Other	44.9	19.1	157.6	221.6
Total	$1,104.7	936.8	716.4	2,757.9

Product Categories:
Ceramic & Stone	$1,085.9	–	–	1,085.9
Carpet & Resilient	18.8	729.1	210.1	958.0
Laminate & Wood	–	207.7	240.9	448.6
Other (1)	–	–	265.4	265.4
Total	$1,104.7	936.8	716.4	2,757.9
(1) Other includes roofing elements, insulation boards, chipboards and IP contracts.

The following table presents the Company's segment revenues disaggregated by the geographical market location of customer sales and product categories for the nine months ended October 3, 2026, and September 27, 2025:

(In millions)
October 3, 2026	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$1,819.3	2,729.3	12.0	4,560.6
Europe	936.6	2.6	1,764.2	2,703.4
Latin America	544.3	4.4	37.6	586.3
Other	135.5	69.7	450.6	655.8
Total	$3,435.7	2,806.0	2,264.4	8,506.1

Product Categories:
Ceramic & Stone	$3,382.7	—	—	3,382.7
Carpet & Resilient	53.0	2,169.4	633.1	2,855.5
Laminate & Wood	—	636.6	727.4	1,364.0
Other (1)	—	—	903.9	903.9
Total	$3,435.7	2,806.0	2,264.4	8,506.1

(In millions)
September 27, 2025	Global Ceramic	Flooring NA	Flooring ROW	Total
Geographical Markets:
United States	$1,707.0	2,674.9	9.0	4,390.9
Europe	877.9	2.1	1,627.4	2,507.4
Latin America	502.2	3.9	26.5	532.6
Other	132.2	65.1	457.5	654.8
Total	$3,219.3	2,746.0	2,120.4	8,085.7

Product Categories:
Ceramic & Stone	$3,163.5	—	—	3,163.5
Carpet & Resilient	55.8	2,154.4	615.7	2,825.9
Laminate & Wood	—	591.6	696.5	1,288.1
Other (1)	—	—	808.2	808.2
Total	$3,219.3	2,746.0	2,120.4	8,085.7
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

Restructuring, acquisition transaction and integration-related costs consisted of the following during the three and nine months ended October 3, 2026, and September 27, 2025:

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cost of sales:
Restructuring costs	$10.4	44.1	72.2	95.5
Acquisition transaction-related costs	–	–	–	–
Restructuring, acquisition transaction and integration-related costs	$10.4	44.1	72.2	95.5

Selling, general and administrative expenses:
Restructuring costs	$1.9	2.6	16.2	5.9
Acquisition transaction-related costs	0.1	0.4	0.6	0.4
Restructuring, acquisition transaction and integration-related costs	$2.0	3.0	16.8	6.3

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

The following table summarizes the restructuring activities for the three months ended October 3, 2026:

(In millions)	Lease impairments	Asset write-downs and gains on disposals	Severance	Other restructuring costs	Total
Balance as of July 4, 2026	$—	—	21.1	—	21.1
Restructuring costs
Global Ceramic	0.1	1.0	(1.0)	7.7	7.8
Flooring NA	—	3.3	1.0	0.6	4.9
Flooring ROW	—	(1.0)	(0.4)	1.0	(0.4)
Total restructuring costs	0.1	3.3	(0.4)	9.3	12.3
Cash payments	—	4.7	(3.8)	(1.8)	(0.9)
Non-cash items	(0.1)	(8.0)	(0.5)	(7.5)	(16.1)
Balance as of October 3, 2026	$–	–	16.4	–	16.4

Restructuring costs recorded in:
Cost of sales	$0.1	2.0	(0.3)	8.6	10.4
Selling, general and administrative expenses	–	1.3	(0.1)	0.7	1.9
Total restructuring costs	$0.1	3.3	(0.4)	9.3	12.3

The following table summarizes the restructuring activities for the nine months ended October 3, 2026:

(In millions)	Lease impairments	Asset write-downs and gains on disposals	Severance	Other restructuring costs	Total
Balance as of December 31, 2025	$—	—	27.2	—	27.2
Restructuring costs
Global Ceramic	3.8	4.2	(0.5)	8.7	16.2
Flooring NA	—	39.2	1.6	8.7	49.5
Flooring ROW	—	10.0	8.8	3.9	22.7
Total restructuring costs	3.8	53.4	9.9	21.3	88.4
Cash proceeds (payments)	—	11.6	(19.7)	(13.2)	(21.3)
Non-cash (expense) income	(3.8)	(65.0)	(1.0)	(8.1)	(77.9)
Balance as of October 3, 2026	$–	–	16.4	–	16.4

Restructuring costs recorded in:
Cost of sales	$3.8	49.2	0.5	18.7	72.2
Selling, general and administrative expenses	–	4.2	9.4	2.6	16.2
Total restructuring costs	$3.8	53.4	9.9	21.3	88.4

The Company currently estimates that it will incur additional restructuring costs of approximately $20 to $30 million primarily related to asset disposals and other restructuring related costs, which are expected to be executed throughout the remainder of 2026 and into 2027.

As of October 3, 2026, the accrual balance related to restructuring activities was $0.7 million for plans approved during 2024, $6.8 million for plans approved during 2025 and $8.9 million for plans approved during 2026.

For the plans approved prior to 2024, restructuring expenses of $(0.1) million and $1.0 million were recorded during the three and nine months ended October 3, 2026, respectively. For the plans approved during 2024, restructuring expenses of $(0.4) million and $11.1 million were recorded during the three and nine months ended October 3, 2026, respectively. For the plans approved during 2025, restructuring expenses of $11.4 million and $50.3 million were recorded during the three and nine months ended October 3, 2026, respectively. For the plans approved during 2026, restructuring expenses of $1.4 million and $26.0 million were recorded during the three and nine months ended October 3, 2026, respectively.

The Company expects the remaining severance and other restructuring costs to be paid over the next 12 months.

4. Receivables, net

(In millions)	October 3, 2026	December 31, 2025
Customers, trade	$1,983.0	1,773.0
Income tax receivable	46.1	39.3
Other	161.4	184.2
Less: allowance for discounts, claims and doubtful accounts	65.5	72.4
Receivables, net	$2,125.0	1,924.1

5. Inventories

(In millions)	October 3, 2026	December 31, 2025
Finished goods	$1,864.8	1,926.2
Work in process	140.4	129.8
Raw materials	586.4	605.7
Total inventories	$2,591.6	2,661.7

6. Goodwill and Intangible Assets

The components of goodwill and other intangible assets are as follows:

Goodwill:

(In millions)	Global Ceramic	Flooring NA	Flooring ROW	Total
Balance as of December 31, 2025 (1)	$–	379.9	830.4	1,210.3
Goodwill recognized	–	0.1	–	0.1
Measurement-period adjustment to intangible asset	–	(7.6)	–	(7.6)
Currency translation	–	–	(31.8)	(31.8)
Balance as of October 3, 2026	$–	372.4	798.6	1,171.0
(1) Net of accumulated impairment losses of $2,886.7 million ($1,644.7 million in Global Ceramic, $557.9 million in Flooring NA and $684.1 million in Flooring ROW).

Intangible assets not subject to amortization:

(In millions)	Tradenames
Balance as of December 31, 2025	$695.8
Currency translation during the period	(13.8)
Balance as of October 3, 2026	$682.0

Intangible assets subject to amortization:

(In millions)	Customer Relationships	Patents	Other	Total
Balances as of December 31, 2025
Gross carrying amount	$716.2	265.8	9.1	991.1
Intangible assets acquired	–	–	0.9	0.9
Accumulated amortization	(607.2)	(264.5)	(2.9)	(874.6)
Net intangible assets subject to amortization	109.0	1.3	7.1	117.4
Balance as of October 3, 2026
Gross carrying amount	698.3	254.6	17.5	970.4
Accumulated amortization	(612.0)	(254.0)	(3.9)	(869.9)
Net intangible assets subject to amortization	$86.3	0.6	13.6	100.5

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Amortization expense	$7.7	7.1	22.3	20.9

7. Accounts Payable and Accrued Expenses

(In millions)	October 3, 2026	December 31, 2025
Outstanding checks in excess of cash	$2.8	3.7
Accounts payable, trade	1,198.8	1,088.9
Accrued expenses	870.3	896.7
Product warranties	21.9	22.3
Accrued interest	12.8	19.2
Accrued compensation and benefits	335.9	279.6
Total accounts payable and accrued expenses	$2,442.5	2,310.4

8. Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustment	Prior Pension and Post-Retirement Benefit Service Cost and Actuarial Gain (Loss)	Total
Balance as of December 31, 2025	$(908.6)	0.7	(907.9)
Current period other comprehensive income (loss)	(175.4)	–	(175.4)
Balance as of October 3, 2026	$(1,084.0)	0.7	(1,083.3)

9. Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payments granted based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10. Compensation expense is recognized on a straight-line basis over the awards’ estimated lives for fixed awards with ratable vesting provisions.

The Company granted 30,000 restricted stock units (“RSUs”) at a weighted average grant-date fair value of $124.72 per unit for the three months ended October 3, 2026. The Company granted 278,485 RSUs at a weighted average grant-date fair value of $123.19 per unit for the nine months ended October 3, 2026. The Company granted 9,830 RSUs for the three months ended September 27, 2025. The Company granted 314,819 RSUs at a weighted average grant-date fair value of $116.21 per unit for the nine months ended September 27, 2025. The Company recognized stock-based compensation expense related to RSUs of $8.5 million ($6.3 million net of taxes) and $7.5 million ($5.5 million net of taxes) for the three months ended October 3, 2026, and September 27, 2025, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. The Company recognized stock-based compensation expense related to RSUs of $22.7 million ($16.8 million net of taxes) and $22.6 million ($16.7 million net of taxes) for the nine months ended October 3, 2026, and September 27, 2025, respectively, which has been allocated to cost of sales and selling, general and administrative expenses. Pre-tax unrecognized compensation expense for unvested RSUs granted to employees, net of estimated forfeitures, was $31.8 million as of October 3, 2026, and will be recognized as expense over a weighted average period of approximately 2.01 years.

10. Other Income and Expense, net

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Foreign currency (gains) losses, net	$(1.4)	3.0	3.6	8.7
All other, net	4.2	(3.4)	1.1	(6.5)
Total other (income) and expense, net	$2.8	(0.4)	4.7	2.2

11. Income Taxes

For the three months ended October 3, 2026, the Company recorded income tax expense of $20.1 million on earnings before income taxes of $183.3 million for an effective tax rate of 11.0%. For the three months ended September 27, 2025, the Company recorded income tax expense of $23.3 million on earnings before income taxes of $132.1 million, for an effective tax rate of 17.6%. The decrease in the effective tax rate was primarily attributable to a decrease in unrecognized tax benefits during the three months ended October 3, 2026, and a non-recurring tax benefit recorded during the three months ended October 3, 2026, related to a U.S. tax election. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

For the nine months ended October 3, 2026, the Company recorded income tax expense of $63.6 million on earnings before income taxes of $540.1 million for an effective tax rate of 11.8%. For the nine months ended September 27, 2025, the Company recorded income tax expense of $74.8 million on earnings before income taxes of $402.7 million for an effective tax rate of 18.6%. The decrease in the effective tax rate was primarily attributable to a decrease in unrecognized tax benefits during the nine months ended October 3, 2026, and tax benefits recognized during the nine months ended October 3, 2026, including (i) a one-time tax benefit associated with a legal entity restructuring initiative, (ii) tax credits issued by the Brazilian government related to prior years, (iii) a foreign tax credit benefit recorded in connection with a U.S. amended return, and (iv) a non-recurring tax benefit related to a U.S. tax election. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity for the three months ended October 3, 2026, and September 27, 2025:

	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of July 4, 2026	67.8	$0.7	$2,000.4	$7,691.7	$(937.1)	(7.3)	$(215.0)	$4.0	$8,544.7
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	–	–	(0.1)	–	–	–	–	–	(0.1)
Stock-based compensation expense	–	–	8.6	–	–	–	–	–	8.6
Repurchases of common stock	(2.0)	–	–	(263.8)	–	–	–	–	(263.8)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	0.1	0.1
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	–	–
De-consolidation of noncontrolling interest	–	–	–	–	–	–	–	–	–
Currency translation adjustment	–	–	–	–	(146.2)	–	–	–	(146.2)
Prior pension and post-retirement benefit service cost and actuarial loss	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	163.1	–	–	–	–	163.1
Balance as of October 3, 2026	65.8	$0.7	$2,008.9	$7,591.0	$(1,083.3)	(7.3)	$(215.0)	$4.1	$8,306.4

	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of June 28, 2025	69.5	$0.7	$1,978.1	$7,434.0	$(947.6)	(7.3)	$(215.2)	$5.5	$8,255.5
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	–	–	(0.2)	–	–	–	–	–	(0.2)
Stock-based compensation expense	–	–	7.5	–	–	–	–	–	7.5
Repurchases of common stock	(0.3)	–	–	(40.6)	–	–	–	–	(40.6)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	–	–
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	(0.1)	(0.1)
De-consolidation of noncontrolling interests	–	–	–	–	–	–	–	–	–
Currency translation adjustment	–	–	–	–	(32.0)	–	–	–	(32.0)
Prior pension and post-retirement benefit service cost and actuarial gain	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	108.8	–	–	–	–	108.8
Balance as of September 27, 2025	69.2	$0.7	$1,985.4	$7,502.2	$(979.6)	(7.3)	$(215.2)	$5.4	$8,298.9
(1) The Retained Earnings balance as of June 28, 2025 has been revised. See Note 1, "General - Revision of Previously Issued Financial Statements"

The following tables reflect the changes in stockholders’ equity for the nine months ended October 3, 2026, and September 27, 2025:

	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	68.8	$0.7	$1,992.6	$7,503.1	$(907.9)	(7.3)	$(215.2)	$5.4	$8,378.7
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	–	(6.4)	–	–	–	0.2	–	(6.2)
Stock-based compensation expense	–	–	22.7	–	–	–	–	–	22.7
Repurchases of common stock	(3.2)	–	–	(388.4)	–	–	–	–	(388.4)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	–	–
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	(1.3)	(1.3)
De-consolidation of noncontrolling interest	–	–	–	–	–	–	–	–	–
Currency translation adjustment	–	–	–	–	(175.4)	–	–	–	(175.4)
Prior pension and post-retirement benefit service cost and actuarial loss	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	476.4	–	–	–	–	476.4
Balance as of October 3, 2026	65.8	$0.7	$2,008.9	$7,591.0	$(1,083.3)	(7.3)	$(215.0)	$4.1	$8,306.4

	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests	Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	69.9	$0.7	$1,968.8	$7,283.0	$(1,527.9)	(7.3)	$(215.3)	$5.5	$7,514.8
Shares issued under employee and director stock plans, net of shares withheld to pay taxes on employees’ equity awards	0.2	–	(6.0)	–	–	–	0.1	–	(5.9)
Stock-based compensation expense	–	–	22.6	–	–	–	–	–	22.6
Repurchases of common stock	(0.9)	–	–	(108.7)	–	–	–	–	(108.7)
Net earnings attributable to noncontrolling interests	–	–	–	–	–	–	–	–	–
Currency translation adjustment on noncontrolling interests	–	–	–	–	–	–	–	0.5	0.5
De-consolidation of noncontrolling interests	–	–	–	–	–	–	–	(0.6)	(0.6)
Currency translation adjustment	–	–	–	–	548.3	–	–	–	548.3
Prior pension and post-retirement benefit service cost and actuarial gain	–	–	–	–	–	–	–	–	–
Net earnings	–	–	–	327.9	–	–	–	–	327.9
Balance as of September 27, 2025	69.2	$0.7	$1,985.4	$7,502.2	$(979.6)	(7.3)	$(215.2)	$5.4	$8,298.9

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

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings attributable to Mohawk Industries, Inc.	$163.1	108.8	476.4	327.9

Weighted-average common shares outstanding—basic and diluted:
Weighted-average common shares outstanding—basic	59.8	62.0	60.6	62.3
Add dilutive potential common shares—RSUs	0.3	0.3	0.3	0.3
Weighted-average common shares outstanding—diluted	60.0	62.3	60.9	62.6

Earnings per share attributable to Mohawk Industries, Inc.
Basic	$2.73	1.75	7.86	5.26
Diluted	$2.72	1.75	7.82	5.24

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

The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company collaborate to gather information that the CEO uses to assess performance and make resource allocation decisions for the operating segments. The CEO frequently makes operational and resource allocation decisions and is also responsible for strategic decisions. Since the CEO makes crucial operating and resource allocation decisions with support from the other senior executives, the CEO is the CODM for purposes of Topic 280.

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

Significant segment sales, expenses and assets information is as follows:

(In millions)	October 3, 2026	December 31, 2025
Assets:
Global Ceramic	$5,321.7	5,155.0
Flooring NA	3,740.0	3,832.6
Flooring ROW	3,913.2	3,989.2
Corporate and intersegment eliminations	460.2	710.5
Total	$13,435.1	13,687.3

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Geographic net sales:
United States	$1,528.4	1,491.7	4,560.6	4,390.9
Europe (1)	829.1	853.2	2,703.4	2,507.4
Latin America	201.3	191.4	586.3	532.6
Other	227.2	221.6	655.8	654.8
Total	$2,786.0	2,757.9	8,506.1	8,085.7

Net sales by product categories:
Ceramic & Stone	$1,109.6	1,085.9	3,382.7	3,163.5
Carpet & Resilient	958.7	958.0	2,855.5	2,825.9
Laminate & Wood	441.7	448.6	1,364.0	1,288.1
Other (2)	276.0	265.4	903.9	808.2
Total	$2,786.0	2,757.9	8,506.1	8,085.7
(1) Russia revenue included in Europe.
(2) Other includes roofing elements, insulation boards, chipboards and IP contracts.

	Three Months Ended		Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales:
Global Ceramic	$1,128.6	1,104.7	3,435.7	3,219.3
Flooring NA	949.9	936.8	2,806.0	2,746.0
Flooring ROW	707.5	716.4	2,264.4	2,120.4
Total	$2,786.0	2,757.9	8,506.1	8,085.7

Cost of sales:
Global Ceramic	$824.4	804.9	2,498.0	2,330.6
Flooring NA	711.5	729.8	2,136.8	2,150.7
Flooring ROW	540.6	568.4	1,725.5	1,652.3
Corporate and intersegment eliminations	(0.2)	(0.1)	(1.0)	(0.5)
Total	$2,076.3	2,103.0	6,359.3	6,133.2

Selling, general and administrative expenses:
Global Ceramic	$238.6	228.2	726.6	687.1
Flooring NA	166.5	152.6	495.8	479.0
Flooring ROW	100.9	104.2	323.7	299.8
Corporate and intersegment eliminations	16.0	33.2	47.4	65.1
Total	$522.0	518.2	1,593.5	1,531.0

Operating income (loss):
Global Ceramic	$65.6	71.6	211.1	201.5
Flooring NA	71.9	54.4	173.4	116.3
Flooring ROW	66.0	43.8	215.2	168.3
Total	$203.5	169.8	599.7	486.1

Reconciliation of segment operating income (loss) to consolidated earnings (loss) before income taxes:
Unallocated amounts:
General Corporate expense	$15.8	33.1	46.4	64.6
Other (income) and expense, net	2.8	(0.4)	4.7	2.2
Interest expense	1.6	5.0	8.5	16.6
Earnings (loss) before income taxes	$183.3	132.1	540.1	402.7

Depreciation and amortization:
Global Ceramic	$53.1	67.4	163.2	172.9
Flooring NA	55.0	56.4	188.5	169.3
Flooring ROW	42.3	44.8	136.9	128.9
Corporate and intersegment eliminations	0.9	1.7	3.9	5.2
Total	$151.3	170.3	492.5	476.3

Capital expenditures (excluding acquisitions):
Global Ceramic	$40.3	22.3	128.1	88.7
Flooring NA	19.4	27.2	67.4	81.5
Flooring ROW	19.3	26.8	71.8	75.4
Corporate and intersegment eliminations	1.8	–	4.2	–
Total	$80.8	76.3	271.5	245.6

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

Silica Litigation

The Company is subject to certain claims related to exposure to silica dust that have been submitted against it or its subsidiaries. A majority of these outstanding claims have been filed against the Company by a single plaintiff group in California. Approximately 480 cases are currently outstanding, including 113 of which that are pending dismissal. The Company believes it has substantial defenses against the allegations and will continue to vigorously defend against these claims.

Belgian Tax Matter

The Company is in a dispute with the Belgian Tax Authority (the “BTA”) in relation to certain intercompany loans to or from IVC BV, Unilin BV, and Unilin Holding BV, each of which is one of the Company’s subsidiaries in Belgium. The BTA has asserted that these loans were not genuine loans for Belgian tax purposes. The BTA issued assessments for the years ended December 31, 2017, 2018, 2019, 2020, and 2021 totaling approximately €1.2 billion (including penalties but excluding late payment interest) combined on the three entities, whereby it rejected certain interest deductions and the deduction for dividends received and asserted the inclusion of income related to these loans. Each of these assessments is under dispute. Certain matters remain in the administrative appeals process before the BTA, while others have advanced to proceedings in the Belgian courts. The Company believes that its tax position in Belgium was correct and intends to vigorously defend its position.

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

The Senior Credit Facility is scheduled to mature on May 12, 2031. The Company may request up to two extensions of the maturity date, with each extension subject to lender consent and certain other conditions and providing for an extended maturity date no later than five years following the applicable extension date. The Company may voluntarily prepay borrowings and terminate or reduce the commitments under the Senior Credit Facility, subject to applicable notice requirements, without premium or penalty (other than customary breakage costs).

The Senior Credit Facility is available in United States Dollars and in alternative currencies including Australian Dollars, Canadian Dollars, Euro and Sterling (each, an “Alternative Currency”). At the Company’s election, United States Dollars denominated revolving loans under the Senior Credit Facility bear interest at annual rates equal to (a) a forward-looking term rate based on the secured overnight financing rate for the applicable 1, 3, or 6-month interest period (“Term SOFR”), as selected by the Company, plus an applicable margin ranging from 0.750% per annum to 1.250% per annum (1.00% as of October 3, 2026), or (b) the highest of (i) the prime rate in effect on such date, (ii) the Federal funds effective rate in effect on such day plus 0.50%, and (iii) Term SOFR for a one month tenor in effect on such day plus 1.00% (“Base Rate”) plus an applicable margin ranging from 0.000% per annum to 0.250% per annum (0.0% as of October 3, 2026). Borrowings in Australian Dollars, Canadian Dollars and Euro bear interest at the Eurocurrency Rate (as defined in the Senior Credit Facility), plus an applicable margin ranging from 0.750% per annum to 1.250% per annum (1.00% as of October 3, 2026). Borrowings in Sterling bear interest based on Daily Simple RFR (as defined in the Senior Credit Facility), plus an applicable margin ranging from 0.750% per annum to 1.250% per annum (1.00% as of October 3, 2026). The Company will also pay a commitment fee to the lenders at a rate ranging from 0.055% per annum to 0.150% per annum (0.08% as of October 3, 2026). The applicable margins and the commitment fee are determined based on whichever of the Company’s Consolidated Net Leverage Ratio (as defined in the Senior Credit Facility) or its senior unsecured debt rating (or if not available, corporate family rating) results in the lower applicable margins and commitment fee (with applicable margins and the commitment fee increasing as that ratio increases or those ratings decline, as applicable).

Borrowings under the Senior Credit Facility are unsecured.

All obligations of the several domestic borrowers are guaranteed by the other domestic borrowers party to the Senior Credit Facility, and all obligations of the several foreign borrowers are guaranteed by the other foreign borrowers and all of the domestic borrowers party to the Senior Credit Facility, in each case subject to certain limitations set forth in the Senior Credit Facility and the applicable guaranties.

The Senior Credit Facility includes certain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, certain fundamental changes, and changes in the nature of the Company’s business. Many of these limitations are subject to numerous exceptions. The Company is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Senior Credit Facility) of at least 3.50 to 1.00 as of the last day of any fiscal quarter.

The Senior Credit Facility also contains customary representations and warranties and events of default, subject to customary grace periods.

Upon the occurrence and continuation of certain events of default, the Administrative Agent may, at the request of or with the consent of the Required Lenders, among other remedies, terminate the commitments and the obligations of the letter of credit issuers to make letter of credit extensions, declare outstanding loans and other obligations under the Senior Credit Facility immediately due and payable, and require the Company to cash collateralize outstanding letter of credit obligations. Certain bankruptcy or insolvency events result in automatic termination of commitments and acceleration of outstanding obligations.

In 2026, the Company paid financing costs of $2.2 million in connection with its entry into its Senior Credit Facility. The unamortized costs from the previous Senior Credit Facility were written off in the quarter ended July 4, 2026.

As of October 3, 2026, amounts used under the Senior Credit Facility included $0.0 million of borrowings and $0.9 million of standby letters of credit related to various insurance contracts and foreign vendor commitments. Any outstanding borrowings under the Company’s United States and European commercial paper programs reduce the availability of the Senior Credit Facility. Including commercial paper borrowings, the Company has used $35.9 million under the Senior Credit Facility, resulting in a total of $1,464.1 million available as of October 3, 2026.

Commercial Paper

On February 28, 2014, and July 31, 2015, the Company established programs for the issuance of unsecured commercial paper in the United States and European capital markets, respectively. Commercial paper issued under the United States and European programs will have maturities ranging up to 397 and 183 days, respectively. None of the commercial paper notes may be voluntarily prepaid or redeemed by the Company and rank pari passu with the Company’s other unsecured and unsubordinated indebtedness. To the extent that the Company issues European commercial paper notes through a subsidiary of the Company, the notes will be fully and unconditionally guaranteed by the Company.

The Company uses its Senior Credit Facility as a liquidity backstop for its commercial paper programs. Accordingly, the total amount outstanding under the Company’s commercial paper programs may not exceed $1,500.0 million (less any amounts drawn on the Senior Credit Facility) at any time.

The proceeds from the issuance of commercial paper notes will be available for general corporate purposes. As of October 3, 2026, there was $35.0 million outstanding under the United States commercial paper program, and no amounts outstanding under the European program. The weighted-average interest rate and maturity period for the U.S. program were 3.98% and 3 days, respectively.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	October 3, 2026		December 31, 2025
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.75% Senior Notes, payable June 12, 2027; interest payable annually	$556.7	562.7	581.0	587.4
3.625% Senior Notes, payable May 15, 2030; interest payable semi-annually	467.1	500.0	485.0	500.0
5.85% Senior Notes, payable September 18, 2028; interest payable semi-annually	605.8	600.0	624.0	600.0
United States commercial paper	35.0	35.0	155.0	155.0
European commercial paper	–	–	111.6	111.6
Senior Credit Facility, payable May 12, 2031	–	–	–	–
Finance leases and other	89.5	89.5	82.8	82.8
Unamortized debt issuance costs	(4.5)	(4.5)	(6.3)	(6.3)
Total debt	1,749.6	1,782.7	2,033.1	2,030.5
Less: current portion of long-term debt and commercial paper	621.9	621.9	289.3	289.3
Long-term debt, less current portion	$1,127.7	1,160.8	1,743.8	1,741.2

The fair values of the Company’s debt instruments were estimated using observable market inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

17. Supplemental Cash Flow Information

	Nine Months Ended
(In millions)	October 3, 2026	September 27, 2025
Net cash paid during the periods for:
Interest	$26.0	35.2
Income taxes (1)	$181.2	141.8

Supplemental schedule of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$57.4	66.8
(1) Net of refunds received for the nine months ended October 3, 2026

ROU assets obtained in exchange for lease obligations:
Operating leases	$98.8	109.1
Finance leases	$25.3	12.1

18. Subsequent Events

On October 26, 2026, the Company's Board of Directors approved the 2026 Share Repurchase Program. For further information, see the discussion set forth in Part II, Item 2.

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

Business Summary

Mohawk is a significant supplier of flooring and design surfaces with manufacturing operations in 19 countries and sales in approximately 180 countries. Based on its annual sales, the Company believes it is the world’s largest flooring manufacturer. A majority of the Company’s long-lived assets are located in the United States and Europe, which are also the Company’s primary markets. Additionally, the Company maintains operations in Australia, Brazil, Malaysia, Mexico, New Zealand, Russia and other parts of the world. The Company is a leading provider of flooring and design surfaces for residential and commercial markets and has earned significant recognition for its innovation in design and performance as well as sustainable business practices.

Macroeconomic Conditions

The Company continued to experience soft demand during the third quarter of 2026, particularly in residential end markets. Elevated interest rates, housing affordability constraints, inflationary pressures and broader economic uncertainty contributed to continued softness in the U.S. and European housing markets, sluggish new home construction and cautious consumer spending. Although housing shortages, aging housing stock and record home equity levels may support increased housing and remodeling activity over time, the timing and magnitude of a market recovery remain uncertain. The continuing effects of soft demand, inflation and elevated interest rates on the Company’s business, financial condition, results of operations, and prospects cannot be determined at this time.

The Company continues to implement productivity initiatives, restructuring actions and other operational improvements designed to improve its cost structure, enhance operational performance and strengthen its long-term competitiveness. Cumulatively, restructuring actions initiated since 2022 are expected to deliver annualized benefits of approximately $410 million. Together with pricing and product mix initiatives, these actions are intended to mitigate inflationary pressures, improve the Company’s cost position, and support profitability in a soft demand environment. The Company remains focused on effectively managing near-term market conditions, pursuing profitable growth opportunities, generating cash and deploying capital with discipline, and positioning its businesses to benefit as housing activity recovers.

Tariffs Update

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA tariffs. On April 21, 2026, the Company began to submit requests for IEEPA tariff refund claims in the amount of $70.7 million, representing the IEEPA tariffs it identified as having been paid during the period such tariffs were active and eligible for refund.

Because of the uncertainty regarding the nature, timing, and extent of potential IEEPA tariff refunds, the Company elected to account for such refunds as gain contingencies, grounded in the original tariff cost recognition in accordance with ASC 450, Contingencies ("ASC 450"). As of October 3, 2026, the Company has received $67.0 million in IEEPA tariff refunds. During the three and nine months ended October 3, 2026, the Company reduced cost of sales by $12.8 million and $62.0 million, respectively, effectively reversing the IEEPA tariff expense previously recognized in connection with inventory sold to customers since the tariffs were enacted in the first quarter of 2025, and reduced the carrying value of inventory and property, plant and equipment by $1.7 million and $3.4 million, respectively.

Since the invalidation of the IEEPA tariffs, the U.S. presidential administration has imposed additional tariffs affecting the Company, including temporary tariffs under Section 122 of the Trade Act of 1974 (“Section 122 tariffs”), which expired on July 24, 2026 and longer-term tariffs under Section 301 of the Trade Act of 1974 (“Section 301 tariffs”). The U.S. administration could take action to implement additional tariffs in the future. The administration’s actions under the Section 122 tariffs and Section 301 tariffs have been, and continue to be, subject to legal challenges.

Notwithstanding the foregoing, uncertainty remains regarding the amount and timing of remaining IEEPA tariff refunds and the ongoing impact of the Section 122 and Section 301 tariffs, and any anticipated refunds may be delayed, reduced, or denied. The Company intends to seek recovery of its remaining IEEPA tariff refunds, including amounts subject to CAPE Phase 3 processing. In addition, certain aspects of the CIT’s orders concerning IEEPA tariff refunds remain subject to appeal by the U.S. government and other related proceedings, which could affect the availability, amount or timing of the Company’s remaining refunds.

In addition, in response to U.S. tariffs, Canada has imposed reciprocal tariffs on certain U.S.-origin goods imported into Canada, which have adversely affected the Company’s business in Canada. Separately, effective August 15, 2026, the U.S. administration implemented safeguard tariffs on certain quartz surface products. While the Company manufactures a significant portion of its quartz surface products in the United States, certain quartz surface products imported by the Company are subject to these tariffs. The Company will continue to monitor developments in U.S. tariff policy, including responsive tariff measures imposed by U.S. trading partners, and assess the potential impacts on its results of operations, cash flows and financial condition.

Geopolitical Conflicts

Due to its global footprint, Mohawk’s business is sensitive to geopolitical conflicts. The Company maintains operations in Russia through its Global Ceramic and Flooring ROW reporting segments. The Company continues to face legal, regulatory, financial, operational and reputational risks due to its Russian operations. For more information, please refer to Risk Factors, “The Company faces risks and uncertainties related to its operations in Russia” in Part I, Item 1A of the Company’s Annual Report in Form 10-K for the year ended December 31, 2025. In addition, ongoing conflicts in the Middle East region have resulted in increased fuel, oil and natural gas prices, supply chain disruptions, and increased transportation barriers, which in turn have adversely impacted the Company’s cost of sales. Higher energy and fuel prices have also negatively affected consumer confidence, further contributing to deferred discretionary purchases and soft market conditions. The extent to which these geopolitical conflicts may continue to adversely affect the Company’s business, financial condition, results of operations and prospects cannot be predicted. More broadly, ongoing military conflicts may result in further economic sanctions or embargoes, regional instability, geopolitical shifts, retaliatory actions (including the potential nationalization of foreign‑owned businesses), increased tensions between the U.S. and countries in which the Company operates, and adverse impacts on the global economy, any of which could negatively affect the Company’s business and results of operations.

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

In 2026, the Company plans to invest approximately $445 million in capital expenditures focused on completing capacity expansion projects and targeted initiatives that will drive cost reduction while improving operational performance.

For the three months ended October 3, 2026, the net earnings attributable to the Company were $163.1 million compared to the net earnings attributable to the Company of $108.8 million for the three months ended September 27, 2025. The change was primarily attributable to increased productivity; improved price and mix and more shipping days, offset by lower volume, the unfavorable net impact of foreign exchange rates, higher input costs driven by the impact of inflation as well as a lower effective tax rate.

For the nine months ended October 3, 2026, the net earnings attributable to the Company were $476.4 million compared to the net earnings attributable to the Company of $327.9 million for the nine months ended September 27, 2025. The change was primarily attributable to increased productivity; improved price and mix, and more shipping days, offset by higher input costs driven by the impact of inflation.

Results of Operations

Quarter Ended October 3, 2026, as compared with Quarter Ended September 27, 2025

Net sales

Net sales for the three months ended October 3, 2026, were $2,786.0 million, reflecting an increase of $28.1 million, or 1.0%, from $2,757.9 million reported for the three months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $103 million and more shipping days for the quarter ended October 3, 2026, of approximately $38 million, partially offset by lower sales volume of approximately $105 million.

Global Ceramic—Net sales for the three months ended October 3, 2026, were $1,128.6 million, reflecting an increase of $23.9 million, or 2.2%, from $1,104.7 million reported for the three months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $26 million and more shipping days for the quarter ended October 3, 2026, of approximately $12 million, partially offset by lower sales volume of approximately $10 million.

Flooring NA—Net sales for the three months ended October 3, 2026, were $949.9 million, reflecting an increase of $13.1 million, or 1.4%, from $936.8 million reported for the three months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $24 million and more shipping days for the quarter ended October 3, 2026, of approximately $15 million, partially offset by lower sales volume of approximately $26 million.

Flooring ROW—Net sales for the three months ended October 3, 2026, were $707.5 million, reflecting a decrease of $8.9 million, or 1.2%, from $716.4 million for the three months ended September 27, 2025. The decrease was primarily attributable to lower sales volume of approximately $70 million, partially offset by the favorable net impact of price and product mix of approximately $53 million and more shipping days for the quarter ended October 3, 2026, of approximately $11 million.

Gross profit

Gross profit for the three months ended October 3, 2026, was $709.7 million, an increase of $54.8 million, or 8.4%, compared to gross profit of $654.9 million for the three months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $86 million; productivity gains of approximately $36 million, lower restructuring, acquisition and integration-related, and other costs of approximately $34 million and more shipping days for the quarter ended October 3, 2026, of approximately $12 million., partially offset by higher input costs of approximately $83 million which are net of tariff refunds and lower sales volume of approximately $32 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 3, 2026, were $522.0 million, an increase of $3.8 million, or 0.7%, compared to $518.2 million for the three months ended September 27, 2025. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the three months ended October 3, 2026, compared to the three months ended September 27, 2025.

Operating income (loss)

Operating income for the three months ended October 3, 2026, was $187.7 million, reflecting an increase of $51.0 million, or 37.3%, compared to operating income of $136.7 million for the three months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $85 million; lower restructuring, acquisition and integration-related, and other costs of approximately $56 million and productivity gains of approximately $47 million, partially offset by higher input costs of approximately $104 million which are net of tariff refunds and lower sales volume of approximately $32 million.

Global Ceramic—Operating income was $65.6 million for the three months ended October 3, 2026, reflecting a decrease of $6.0 million, or 8.4%, compared to operating income of $71.6 million for the three months ended September 27, 2025. The decrease in operating income was primarily attributable to higher input costs of approximately $50 million which are net of tariff refunds and more shipping days for the three months ended October 3, 2026, of approximately $4 million, partially offset by productivity gains of approximately $22 million; the favorable net impact of price and product mix of approximately $19 million and lower restructuring, acquisition and integration-related, and other costs of approximately $10 million. .

Flooring NA—Operating income was $71.9 million for the three months ended October 3, 2026, reflecting an increase of $17.5 million, or 32%, compared to operating income of $54.4 million for the three months ended September 27, 2025. The increase was primarily attributable to productivity gains of approximately $24 million and the favorable net impact of price and product mix of approximately $15 million, partially offset by higher input costs of approximately $15 million which are net of tariff refunds.

Flooring ROW—Operating income was $66.0 million for the three months ended October 3, 2026, reflecting an increase of $22.2 million, or 51%, compared to operating income of $43.8 million for the three months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $51 million and lower restructuring, acquisition and integration-related, and other costs of approximately $16 million, partially offset by higher input costs of approximately $35 million and lower sales volume of approximately $14 million.

Interest expense

Interest expense was $1.6 million for the three months ended October 3, 2026, reflecting a decrease of $3.4 million, or 68%, compared to interest expense of $5.0 million for the three months ended September 27, 2025. The decrease was primarily attributable to cash flow generation, resulting in lower financing needs.

Other (income) expense, net

Other expense, net was $2.8 million for the three months ended October 3, 2026, compared to other expense, net of $(0.4) million for the three months ended September 27, 2025. Other (income) expense, net did not significantly change for the three months ended October 3, 2026, from the three months ended September 27, 2025.

Income tax expense

For the three months ended October 3, 2026, the Company recorded income tax expense of $20.1 million on earnings before income taxes of $183.3 million, for an effective tax rate of 11.0%. For the three months ended September 27, 2025, the Company recorded income tax expense of $23.3 million on earnings before income taxes of $132.1 million, for an effective tax rate of 17.6%. The decrease in the effective tax rate was primarily attributable to a decrease in unrecognized tax benefits during the three months ended October 3, 2026, and a non-recurring tax benefit recorded during the three months ended October 3, 2026, related to a U.S. tax election. These favorable impacts were partially offset by the Company's geographic dispersion of profits and losses for the respective periods.

Nine Months Ended October 3, 2026, as compared with Nine Months Ended September 27, 2025

Net sales

Net sales for the nine months ended October 3, 2026, were $8,506.1 million, reflecting an increase of $420.4 million, or 5.2%, from $8,085.7 million reported for the nine months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $190 million; more shipping days for the nine months ended October 3, 2026, of approximately $168 million and the favorable net impact of price and product mix of approximately $155 million, partially offset by lower sales volume of approximately $129 million.

Global Ceramic—Net sales for the nine months ended October 3, 2026, were $3,435.7 million, reflecting an increase of $216.4 million, or 6.7%, from $3,219.3 million reported for the nine months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $98 million; more shipping days for the nine months ended October 3, 2026, of approximately $63 million and the favorable net impact of price and product mix of approximately $60 million.

Flooring NA—Net sales for the nine months ended October 3, 2026, were $2,806.0 million, reflecting an increase of $60.0 million, or 2.2%, from $2,746.0 million reported for the nine months ended September 27, 2025. The increase was primarily attributable to more shipping days for the nine months ended October 3, 2026, of approximately $53 million and the favorable current year comparative impact of the order management system conversion of $52 million, partially offset by lower sales volume of approximately $50 million.

Flooring ROW—Net sales for the nine months ended October 3, 2026, were $2,264.4 million, reflecting an increase of $144.0 million, or 6.8%, from $2,120.4 million reported for the nine months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of foreign exchange rates of approximately $93 million; the favorable net impact of price and product mix of approximately $92 million and more shipping days for the nine months ended October 3, 2026, of approximately $52 million, partially offset by lower sales volume of approximately $92 million.

Gross profit

Gross profit for the nine months ended October 3, 2026, was $2,146.8 million, an increase of $194.3 million, or 10.0%, compared to gross profit of $1,952.5 million for the nine months ended September 27, 2025. The increase in gross profit dollars was primarily attributable to the favorable net impact of price and product mix of approximately $148 million; productivity gains of approximately $100 million; more shipping days for the nine months ended October 3, 2026, of approximately $44 million; the favorable net impact of foreign exchange rates of approximately $28 million; lower restructuring, acquisition and integration-related, and other costs of approximately $26 million and the favorable current year comparative impact of the order management system conversion of $25 million, partially offset by higher input costs of approximately $131 million which are net of tariff refunds and lower sales volume of approximately $40 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 3, 2026, were $1,593.5 million, an increase of $62.5 million, or 4.1%, compared to $1,531.0 million for the nine months ended September 27, 2025. Selling, general and administrative expenses did not significantly change as a percentage of net sales for the nine months ended October 3, 2026, compared to the nine months ended September 27, 2025.

Operating income

Operating income for the nine months ended October 3, 2026, was $553.3 million, reflecting an increase of $131.8 million, or 31.3%, compared to operating income of $421.5 million for the nine months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $147 million; productivity gains of approximately $126 million, lower restructuring, acquisition and integration-related, and other costs of approximately $43 million and more shipping days for the nine months ended October 3, 2026, of approximately $35 million, partially offset by higher input costs of approximately $171 million which are net of tariff refunds; lower sales volume of approximately $42 million and higher costs associated with investments in new product development and marketing costs of approximately $20 million.

Global Ceramic—Operating income was $211.1 million for the nine months ended October 3, 2026, reflecting an increase of $9.6 million, or 4.8%, compared to operating income of $201.5 million for the nine months ended September 27, 2025. The increase was primarily attributable to productivity gains of approximately $64 million; the favorable net impact of price and product mix of approximately $45 million and lower restructuring, acquisition and integration-related, and other costs of approximately $11 million, partially offset by higher input costs of approximately $100 million which are net of tariff refunds and the unfavorable net impact of foreign exchange rates of approximately $9 million.

Flooring NA—Operating income was $173.4 million for the nine months ended October 3, 2026, reflecting an increase of $57.1 million, or 49.2%, compared to operating income of $116.3 million for the nine months ended September 27, 2025. The increase was primarily attributable to productivity gains of approximately $51 million; the favorable current year comparative impact of the order management system conversion of $24 million and the favorable net impact of price and product mix of approximately $15 million, partially offset by higher costs associated with investments in new product development and marketing costs of approximately $14 million, higher input costs of approximately $10 million which are net of tariff refunds.

Flooring ROW—Operating income was $215.2 million for the nine months ended October 3, 2026, reflecting an increase of $46.9 million, or 27.8%, compared to operating income of $168.3 million for the nine months ended September 27, 2025. The increase was primarily attributable to the favorable net impact of price and product mix of approximately $87 million; more shipping days for the nine months ended October 3, 2026, of approximately $13 million; productivity gains of approximately $11 million and lower restructuring, acquisition and integration-related, and other costs of approximately $8 million, partially offset by higher input costs of approximately $52 million which are net of tariff refunds and lower sales volume of approximately $28 million.

Interest expense

Interest expense was $8.5 million for the nine months ended October 3, 2026, reflecting a decrease of $8.1 million, or 49%, compared to interest expense of $16.6 million for the nine months ended September 27, 2025. The decrease was primarily attributable to cash flow generation, resulting in lower financing needs.

Other (income) expense, net

Other expense, net was $4.7 million for the nine months ended October 3, 2026, reflecting an unfavorable change of $2.5 million compared to other expense, net of $2.2 million for the nine months ended September 27, 2025. Other expense, net did not significantly change for the nine months ended October 3, 2026, from the nine months ended September 27, 2025.

Income tax expense

For the nine months ended October 3, 2026, the Company recorded income tax expense of $63.6 million on earnings before income taxes of $540.1 million, for an effective tax rate of 11.8%. For the nine months ended September 27, 2025, the Company recorded income tax expense of $74.8 million on earnings before income taxes of $402.7 million for an effective tax rate of 18.6%. The decrease in the effective tax rate was primarily attributable to a decrease in unrecognized tax benefits during the nine months ended October 3, 2026 and tax benefits recognized during the nine months ended October 3, 2026, including (i) a one-time tax benefit associated with a legal entity restructuring initiative, (ii) tax credits issued by the Brazilian government related to prior years, (iii) a foreign tax credit benefit recorded in connection with a U.S. amended return and (iv) a non-recurring tax benefit related to a U.S. tax election. These favorable impacts were partially offset by the Company’s geographic dispersion of profits and losses for the respective periods.

Liquidity and Capital Resources

The Company’s primary capital requirements are for working capital, capital expenditures and acquisitions. The Company’s capital needs are met primarily through a combination of internally generated funds, commercial paper, bank credit lines, term and senior notes and credit terms from suppliers.

Net cash provided by operating activities in the nine months ended October 3, 2026 was $897.8 million, compared to net cash provided by operating activities of $596.6 million in the nine months ended September 27, 2025. The change was primarily attributable to higher net earnings and the changes in accounts receivable and inventories.

Net cash used in investing activities in the nine months ended October 3, 2026 was $264.8 million compared to net cash used in investing activities of $245.6 million in the nine months ended September 27, 2025. The change was primarily attributable to the increase in capital expenditures of $25.9 million for the nine months ended October 3, 2026, compared to the nine months ended September 27, 2025.

Net cash used in financing activities in the nine months ended October 3, 2026 was $645.6 million compared to net cash used in financing activities of $532.4 million in the nine months ended September 27, 2025. The change was primarily attributable to higher share repurchases of $276.8 million and lower net proceeds on the Senior Credit Facility of $16.9 million as compared to the nine months ended September 27, 2025, offset by lower net repayments on Commercial Paper of $230.9 million in the nine months ended October 3, 2026 as compared to net repayments of $415.4 million in the nine months ended September 27, 2025.

As of October 3, 2026, the Company had cash of $816.8 million, of which $67.5 million was in the United States and $749.3 million was in foreign countries, including approximately 38% of the Company’s cash and cash equivalents held in Russia. The Company believes that its cash and cash equivalents on hand, cash generated from operations and availability under its existing credit facilities will be sufficient to meet its capital expenditure, working capital and debt servicing requirements over at least the next twelve months. The Company plans to permanently reinvest the cash held outside the United States. The Company believes that its cash and cash equivalents, cash generated from operations, and availability under its Senior Credit Facility will be sufficient to meet its planned capital expenditures, working capital investments and debt servicing requirements over the next twelve months. The Company continually evaluates its projected needs and may conduct additional debt financings, subject to market conditions, to increase its liquidity and to take advantage of attractive financing opportunities.

On July 24, 2025, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). For the three months ended October 3, 2026, the Company purchased $261.3 million of its common stock under the 2025 Share Repurchase Program. As of October 3, 2026, there remained $34.4 million authorized under the 2025 Share Repurchase Program and as of October 20, 2026, the authorization was exhausted. On October 26, 2026, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of October 3, 2026.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of October 3, 2026, approximately 98% of the Company’s debt portfolio was comprised of fixed-rate debt and 2% was floating-rate debt. A 1.0 percentage point increase in the interest rate of the floating-rate debt would have resulted in an increase in interest expense of $0.3 million for the three months ended October 3, 2026.

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

Item 1A.Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors disclosed in these reports, in addition to the other information set forth in this report, could materially affect the Company’s business, financial condition or results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2025, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2025 Share Repurchase Program”). For the three months ended October 3, 2026, the Company purchased $261.3 million of its common stock under the 2025 Share Repurchase Program. As of October 3, 2026, there remained $34.4 million authorized under the 2025 Share Repurchase Program and as of October 20, 2026, the authorization was exhausted. On October 26, 2026, the Company’s Board of Directors approved a new share repurchase program, authorizing the Company to repurchase up to $500 million of its common stock (the “2026 Share Repurchase Program” and together with the 2025 Share Repurchase Program, the “Share Repurchase Programs”).

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

The following table provides information regarding share repurchase activity during the three months ended October 3, 2026:

Period	Total Number of Shares Purchased in Millions	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan in Millions(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in Millions(1)
July 5 through August 7, 2026	–	$–	–	$295.6
August 8 through September 4, 2026	1.2	$132.7	1.2	$133.0
September 5 through October 3, 2026	0.8	$126.3	0.8	$34.4
Total	2.0	$130.2	2.0
(1) On July 25, 2025, the Company announced the Board of Directors’ approval of the 2025 share repurchase program in the amount of $500 million, which authorization was exhausted on October 20, 2026.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5.Other Information

Trading Arrangements

During the fiscal quarter ended October 3, 2026, no director or officer of the Company notified the Company that they adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

No.	Description

3.1	Restated Certificate of Incorporation of Mohawk, as amended. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
3.2	Amended and Restated Bylaws of Mohawk. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Report on Form 8-K dated October 31, 2024.)
10.1	Form of Restricted Stock Unit Award Agreement under the Mohawk Industries, Inc. 2026 Incentive Plan.
31.1	Certification Pursuant to Rule 13a-14(a).
31.2	Certification Pursuant to Rule 13a-14(a).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK INDUSTRIES, INC.
(Registrant)

Dated:	October 30, 2026	By:	/s/ Paul F. De Cock
PAUL F. DE COCK
Chief Executive Officer
(principal executive officer)

Dated:	October 30, 2026	By:	/s/ Nicholas P. Manthey
NICHOLAS P. MANTHEY
Chief Financial Officer
(principal financial officer)